Form 10-Q
period 2007-09-30
Triplecrown Acquisition Corp.
filed 2007-11-30
CIK 1405082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission File Number 001-33698

Triplecrown Acquisition Corp.

(Exact Name of Issuer as Specified in Its Charter)

Delaware	20-0333311
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

970 West Broadway, PMB 402, Jackson, Wyoming 83001

(Address of Principal Executive Office)

(307) 633-2351

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 30, 2007, 69,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Triplecrown Acquisition Corp.

(a development stage enterprise)

Contents Page
Part I: Financial Information:

Item 1 – Financial Statements:

Condensed Balance Sheet as of September 30, 2007 (Unaudited)	3

Condensed Statement of Operations for the Three Months ended September 30,2007 and the Period from June 8, 2007 (inception) to September 30, 2007 (Unaudited)	4

Condensed Statement of Stockholders’ Equity for the Period from June 8, 2007 (inception) to September 30, 2007 (Unaudited)	5

Condensed Statement of Cash Flows for the Period from June 8, 2007 (inception) to September 30, 2007 (unaudited)	6

Notes to Unaudited Condensed Financial Statements	7-12

Item 2 – Management’s Discussion and Analysis of Financial Condition And Results of Operations	13

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	13

Item 4 – Controls and Procedures	14

Part II. Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6 – Exhibits	15

Signatures	16

Certifications	—

Part I: Financial Information

Item 1	Financial Statements (Unaudited)

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheet

(unaudited)

September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$7,411

Total current assets	7,411

Deferred offering costs	150,449

Total assets	$157,860

Liabilities and Stockholders’ Equity
Current liabilities
Accrued expenses	1,000
Accrued offering costs	20,000
Notes payable from stockholders	112,500
Total Liabilities	133,500

Commitment and Contingencies

Stockholders’ equity (1)	—
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued
Common stock, $.0001 par value, authorized 160,000,000 shares, issued and outstanding 13,800,000 shares	1,380
Additional paid-in capital	23,620
Deficit accumulated during development stage	(640)

Total stockholders’ equity	24,360

Total liabilities and stockholders’ equity	$157,860

(1)	A warrant dividend, of one warrant issued to the initial stockholders for each share of outstanding common stock was declared on September 19, 2007. Applicable share amounts have been retroactively restated as of September 30, 2007 to reflect the effect of (i) a unit dividend of 0.2 units issued to the initial stockholders for each outstanding unit, declared on October 22, 2007 and (ii) the increase in authorized shares of common stock from 75,000,000 to 160,000,000 effective as of October 22, 2007 (see Note 7 and Note 9).

See notes to condensed financial statements .

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Operations

(unaudited)

	For the Three Months Ended September 30, 2007	For the period from June 8, 2007 (inception) to September 30, 2007
General, selling and administrative expenses	$1,000	$1,000

Operating loss	(1,000)	(1,000)
Interest income	360	360

Net loss	$(640)	$(640)

Weighted average shares outstanding	13,800,000	13,800,000

Basic and diluted net loss per share (1)	$(.00)	$(.00)

(1)	A warrant dividend, of one warrant issued to the initial stockholders for each share of outstanding common stock was declared on September 19, 2007. Applicable share amounts have been retroactively restated as of September 30, 2007 to reflect the effect of (i) a unit dividend of 0.2 units issued to the initial stockholders for each outstanding unit, declared on October 22, 2007 and (ii) the increase in authorized shares of common stock from 75,000,000 to 160,000,000 effective as of October 22, 2007 (see Note 7 and Note 9).

See notes to condensed financial statements .

Triplecrown Acquisition Corp.

(a development stage enterprise)

Changes in Stockholders’ Equity

For the Period June 8, 2007 (inception) to September 30, 2007

(unaudited)

	Common Stock (1)		Additional paid-in capital	Deficit accumulated during development Stage	Total stockholders’ Equity
	Shares	Amount
Balance, June 8, 2007 (inception)	—	$—	$—	$—	$—
Issuance of stock to initial stockholders	13,800,000	1,380	23,620	—	25,000
Net Loss for the period June 8, 2007 (inception) through September 30, 2007	—	—	—	(640)	(640)

Balance, September 30, 2007	13,800,000	$1,380	$23,620	$(640)	$24,360

(1)	A warrant dividend, of one warrant issued to the initial stockholders for each share of outstanding common stock was declared on September 19, 2007. Applicable share amounts have been retroactively restated as of September 30, 2007 to reflect the effect of (i) a unit dividend of 0.2 units issued to the initial stockholders for each outstanding unit, declared on October 22, 2007 and (ii) the increase in authorized shares of common stock from 75,000,000 to 160,000,000 effective as of October 22, 2007 (see Note 7 and Note 9).

See notes to condensed financial statements .

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Cash Flows

(unaudited)

For the period June 8, 2007 (inception) to September 30, 2007
Cash Flows from Operating Activities
Net loss	$(640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued expenses	1,000

Net cash provided by operating activities	360

Cash Flows from Financing Activities
Proceeds from notes payable, stockholders	112,500
Proceeds from issuance of stock to initial stockholders	25,000
Payment of offering costs	(130,449)

Net cash provided by financing activities	7,051

Net increase in cash	7,411
Cash at beginning of the period	—

Cash at end of the period	$7,411

Supplemental Disclosure of Non-Cash Transaction:
Accrual of Offering Costs:
Deferred Offering Costs	$20,000
Accrued Offering Costs	(20,000)

Total	$—

See notes to condensed financial statements .

TRIPLECROWN ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND FOR THE PERIOD JUNE 8, 2007 (INCEPTION) TO SEPTEMBER 30, 2007

1. Interim Financial Information

Triplecrown Acquisition Corp. (the “Company”) unaudited condensed interim financial statements as of September 30, 2007 and for the three months ended September 30, 2007 and the period from June 8, 2007 (inception) to September 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended October 25, 2007 included in the Company’s Form 8-K filed on October 29, 2007. The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the October 25, 2007 audited financial statements.

The Company’s financial statements have been retroactively restated to reflect the effect of a unit dividend of 0.2 units issued to the initial stockholders for each outstanding unit, declared on October 22, 2007 and the increase in authorized share of common stock effective as of October 22, 2007 (see Note 7 and Note 9). A warrant dividend of one warrant issued to the initial stockholders for each share of outstanding common stock was declared on September 19, 2007,

2. Organization and Business Operations and Significant Accounting Policies

The Company was incorporated in Delaware on June 8, 2007 as a blank check company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses in the financial services industry (“Business Combination”).

All activity from June 8, 2007 (inception) through September 30, 2007 relates to the Company’s formation and the public offering described below. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective October 22, 2007. The Company consummated the Offering on October 25, 2007 and received gross proceeds of $552,000,000 and also received $5,000,000 from the sale of Sponsors’ Warrants on a private placement basis (see Note 9). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $536,930,000 (or approximately $9.73 per unit) of the net proceeds of this Offering and the sale of the Sponsors’ Warrants (see Note 9) is being held in a trust account (“Trust Account”) and will be invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest income that may be released to the Company of (i) up to $6,000,000 of interest accrued on the amount held in the Trust Account (net of taxes, if any, payable by the Company with respect to such interest) will be released by the

Company in monthly installments to fund expenses related to investigating and selecting a target business and the Company’s other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations. The proceeds held in trust will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

The Company, after signing a definitive agreement for a Business Combination with a target business or businesses, is required to submit such transaction for stockholder approval. In the event that the stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”) have agreed to vote all of their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer apply.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash from the Trust Account. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 30.00% less one share of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

The Company’s Certificate of Incorporation was amended on October 22, 2007 to provide that the Company will continue in existence only until 24 months from the effective date of the registration statement relating to the Offering (“Effective Date”), or October 22, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering.

Loss Per Share:

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, loss per common share amounts (“Basic EPS”) was computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Since there are no potentially dilutive securities and there was a net loss, basic and dilutive shares are identical.

Income Taxes:

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. No provision for current or deferred income taxes was required at September 30, 2007 or for the initial interim periods then ended.

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on June 8, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified its federal tax return and its state tax return in Wyoming as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on June 8, 2007, the evaluation was performed for upcoming 2007 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from June 8, 2007 (inception) through September 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its future consolidated financial position, results of operations and cash flows and has not yet determined such effects.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159. The Company is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited interim condensed financial statements.

3. Related Party Transactions	The Company presently occupies office space provided by one of the Company’s executive officers. Such officer has agreed, until the Company consummates a Business Combination, he will make such office space, as well as certain office and secretarial services, available to the Company as may be required by the Company from time to time. These services will be provided at no cost to the Company.

4. Deferred Offering Costs	At September 30, 2007, deferred offering costs consisted of legal, accounting and filing fees incurred through the balance sheet date that are related to the Offering and will be charged to capital at the time of the closing of the Offering.

5. Notes Payable, Stockholders	The Company issued two unsecured promissory notes for $62,500 and $50,000 (a total of $112,500) to two Initial Stockholders, who are also officers and directors of the Company, as of June 18, 2007. The notes are non-interest bearing and became payable upon the consummation of the Offering. Due to the short-term nature of the notes, the fair value of the notes approximates its carrying amount. These notes were repaid as of November 20, 2007 from the proceeds of the Offering (see Note 9).

6. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The underwriting agreement prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the common stock on a Business Combination.

7. Common Stock	On September 19, 2007, the Company’s Board of Directors authorized a dividend of one warrant to purchase one share of common stock for each outstanding share of founders’ common stock. As a result, the Initial Stockholders effectively hold units (“Founders’ Units”).

8. Legal	There is no material litigation currently pending against the Company or any member of our management team in their capacity as such.

9. Subsequent Event

On October 25, 2007, the Company sold 55,200,000 Units, including 7,200,000 units from the exercise of the underwriters’ over-allotment option, at a offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or October 22, 2008 and expiring October 22, 2012. The Company may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $13.75 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to settle the warrant exercise, whether by net cash settlement or otherwise. Consequently, the Warrants may expire unexercised, unredeemed and worthless, and an investor in the Offering may effectively pay the full Unit price solely for the shares of common stock included in the units (since the Warrants may expire worthless).

The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”). The Underwriting Agreement requires the Company to pay 3.5% of the gross proceeds of the Offering as an underwriting discount plus an additional 3.5% of the gross proceeds only upon consummation of a Business Combination. The Company paid an underwriting discount of 3.5% of the gross proceeds ($19,320,000) in connection with the consummation of the Offering and has placed 3.5% of the gross proceeds ($19,320,000) in the Trust Account. The Company did not pay any discount related to the Sponsors’ Warrants sold in the private placement. The underwriters have waived their right to receive payment of the 3.5% of the gross proceeds upon the Company’s liquidation if it is unable to complete a Business Combination.

On October 25, 2007, pursuant to Subscription Agreements, dated July 10, 2007, Eric J. Watson, the Company’s Chairman of the Board and Treasurer and Jonathan J. Ledecky, the Company’s President and Secretary purchased from the Company, in the aggregate, 5,000,000 warrants for $5,000,000 (the “Sponsors’ Warrants”). The purchase and issuance of the Sponsors’ Warrants occurred simultaneously with the consummation of the

Offering on a private placement basis. The Company believes the purchase price of these warrants approximates the fair value of such warrants. All of the proceeds the Company received from these purchases were placed in the Trust Account. The Sponsors’ Warrants are identical to the Warrants underlying the Units in the Offering except that if the Company calls the Warrants for redemption, the Sponsors’ Warrants will be exercisable on a cashless basis and will not be redeemable by the Company so long as they are still held by the original purchasers or their affiliates. If the Company does not complete a Business Combination then the $5,000,000 will be part of the liquidating distribution to the Company’s public stockholders, and the Sponsors’ Warrants will expire worthless. The purchasers of the Sponsors’ Warrants have agreed that the Sponsors’ Warrants will not be sold or transferred by them until after the Company has completed a business combination.

The Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) will be entitled to registration rights with respect to their Founders’ Units or Sponsors’ Warrants (or underlying securities), as the case may be, pursuant to an agreement dated October 22, 2007. The holders of the majority of the Founders’ Units (and underlying securities) are entitled to demand that the Company register the resale of these securities at any time commencing nine months after the consummation of a Business Combination. The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time after the Company consummates a Business Combination. The sponsors’ warrants are not transferable or salable by the purchasers (subject to limited exceptions including the transferee agreeing to be bound to such transfer restrictions) until the Company completes a business combination, and are exercisable on a cashless basis and will be non-redeemable by us so long as they are held by the purchasers or their affiliates. In addition, the Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

The Company’s Initial Stockholders have waived their rights to participate in any liquidation distribution, but only with respect to those shares of common stock owned by them prior to the Offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the Offering.

Effective October 22, 2007, the Company’s Board of Directors authorized a unit dividend of 0.2 units for each outstanding unit. On October 22, 2007, the Company’s Board of Directors authorized an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of common stock from 75,000,000 shares of common stock with a par value of $.0001 to 160,000,000 shares of common stock with a par value of $.0001. All references in the accompanying financial statements as of September 30, 2007, and for the three months ended September 30, 2007, and for the period June 8, 2007 (inception) to September 30, 2007 to the number of shares of common stock have been retroactively restated to reflect this transaction.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited Condensed Interim Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We were formed on June 8, 2007, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition stock purchase, reorganization or other similar business combination with one or more operating business in the financial services industry. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the three months ended September 30, 2007, and from June 8, 2007 (inception) to September 30, 2007 we had a net loss of $640 consisting of $360 of interest income offset by $1,000 of general, selling and administrative expenses.

Financial Condition and Liquidity

We consummated our initial public offering of 55,200,000 units, including 7,200,000 units subject to the underwriters’ over-allotment option, on October 25, 2007. Gross proceeds from our initial public offering were $552,000,000. We paid a total of $19,320,000 in underwriting discounts and commissions and $928,227 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds including $5,000,000 from the sale of the sponsor warrants to us from the offering were $536,751,773, and an amount of $536,930,000 was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through October 22, 2009, assuming that a business combination is not consummated during that time.

We expect our primary liquidity requirements during this period to include approximately $1,500,000 for expenses for the due diligence and investigation of a target business or businesses; approximately $1,500,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; $180,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $2,870,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

In June 2007, Jonathan J. Ledecky, our president and secretary, and Eric J. Watson, our chairman of the board and treasurer, advanced an aggregate of $112,500 to us for payment on our behalf of offering expenses. On November 20, 2007, these loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 25, 2007, we closed our initial public offering of 55,200,000 units, including 7,200,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $552,000,000. Citigroup Global Markets Inc. acted as the sole bookrunning manager and Jefferies & Company, Inc., Ladenburg Thalmann & Co. Inc. and Broadband Capital Management LLC acting as co-managers of the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333- 144523). The Securities and Exchange Commission declared the registration statement effective on October 22, 2007.

We paid a total of $19,320,000 in underwriting discounts and commissions and $928,227 for other costs and expenses related to the offering and the over-allotment option.

We also consummated the simultaneous private sale of 5,000,000 warrants at a price of $1.00 per warrant, generating total proceeds of approximately $5,000,000. The warrants were purchased by Eric J. Watson and Jonathan J. Ledecky. The warrants are identical to the Warrants included in the Units sold in the IPO except that the warrants are exercisable on a cashless basis and, if we call the warrants for redemption, the warrants will not be redeemable by us so long as they are held by these purchasers or their affiliates. The purchasers of the warrants have agreed that the warrants will not be sold or transferred by them until after we have completed a business combination.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $536,751,773, and an amount of $536,930,000 was deposited into the trust account.

ITEM 6:	EXHIBITS

(a) Exhibits:

31.1 – Section 302 Certification by President

31.2 – Section 302 Certification by Treasurer

32 – Section 906 Certification by President and Treasurer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLECROWN ACQUISITION CORP.
Dated: November 30, 2007
/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President (Principal Executive Officer), Secretary and Director

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)