Form 10-Q
period 2008-03-31
Triplecrown Acquisition Corp.
filed 2008-05-15
CIK 1405082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission File Number 001-33698

Triplecrown Acquisition Corp.

(Exact Name of Issuer as Specified in Its Charter)

Delaware	26-0333311
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

970 West Broadway, PMB 402, Jackson, Wyoming 83001

(Address of Principal Executive Office)

(307) 633-2831

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 15, 2008, 69,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Triplecrown Acquisition Corp.

(a development stage enterprise)

Page
Part I: Financial Information:

Item 1 – Financial Statements:

Condensed Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	3

Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2008 (unaudited) and the period from June 8, 2007 (inception) through March 31, 2008	4

Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period from June 8, 2007 (inception) through March 31, 2008	5

Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2008 and the period from June 8, 2007 (inception) through March 31, 2008	6

Notes to Unaudited Condensed Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition And Results of Operations	16

Item 4T – Controls and Procedures	17

Part II. Other Information:

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6 – Exhibits	19

Signatures	20

Part I: Financial Information

Item 1 – Financial Statements

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$32,051	$296,913
Trust account, interest available for working capital and taxes:
Cash held in trust account	4,082,059	1,639,595
Accrued interest receivable	927,073	1,539,038

Total trust account, interest available for working capital and taxes	5,009,132	3,178,633
Other current assets	62,498	21,370

Total Current Assets	5,103,681	3,496,916
Non-Current Assets
Cash held in trust account, restricted	536,930,000	536,930,000

Total assets	$542,033,681	$540,426,916

Liabilities and Stockholders’ Equity

Current Liabilities
Income taxes payable	$970,559	$1,568,439
Accrued expenses	174,250	135,400

Total Liabilities	1,144,809	1,703,839

Common Stock, subject to possible conversion, 16,559,999 shares, at conversion value	161,078,990	161,078,990

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 160,000,000 shares; total issued and outstanding 69,000,000 shares, (less 16,559,999 shares, subject to possible conversion)	5,244	5,244
Additional paid-in capital	375,814,446	375,814,446
Earnings accumulated during development stage	3,990,192	1,824,397

Total stockholders’ equity	379,809,882	377,644,087

Total liabilities and stockholders’ equity	$542,033,681	$540,426,916

See notes to unaudited condensed financial statements.

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Operations

(unaudited)

2008

	For the three months ended March 31, 2008	For the period from June 8, 2007 (inception) through March 31, 2008
Revenue	$—	$—
General and administrative expenses	362,730	543,080

Loss from Operations	(362,730)	(543,080)
Interest income	3,530,645	7,103,831

Income before provision for income taxes	3,167,915	6,560,751
Provision for income taxes	1,002,120	2,570,559

Net income	$2,165,795	$3,990,192

Weighted average shares outstanding basic and diluted excluding shares subject to possible conversion	52,440,001	34,416,645

Basic and diluted net income per share	$0.04	$0.12

See notes to unaudited condensed financial statements.

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Stockholders’ Equity

(unaudited)

For the Period from June 8, 2007 (inception) through March 31, 2008

	Common Stock		Additional paid-in Capital	Earnings accumulated during development stage	Total stockholders’ equity
	Shares	Amount
Balance, June 8, 2007 (inception)	—	$—	$—	$—	$—
Issuance of stock to initial stockholders at $0.002 per share	13,800,000	1,380	23,620	—	25,000
Sale of 55,200,000 units, net of underwriters’ discount and offering expenses of $20,126,320 (includes 16,559,999 shares subject to possible conversion)	55,200,000	5,520	531,868,160	—	531,873,680
Proceeds subject to possible conversion of 16,559,999 shares	—	(1,656)	(161,077,334)	—	(161,078,990)
Proceeds from issuance of sponsor warrants	—	—	5,000,000	—	5,000,000
Net income for the period June 8, 2007 (inception) through December 31, 2007	—	—	—	1,824,397	1,824,397

Balance, December 31, 2007	69,000,000	5,244	375,814,446	1,824,397	377,644,087
Net income for the period January 1, 2008 through March 31, 2008	—	—	—	2,165,795	2,165,795

Balance, March 31, 2008 (unaudited)	69,000,000	$5,244	$375,814,446	$3,990,192	$379,809,882

See notes to unaudited condensed financial statements

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Cash Flows

(unaudited)

For the Period June 8, 2007 (inception) through March 31, 2008

	For the three months Ended March 31, 2008	For the period from June 8, 2007 (inception) through March 31, 2008
Cash Flows from Operating Activities
Net income	$2,165,795	$3,990,192

Adjustments to reconcile net income to net cash (used in)provided by operating activities:
Changes in operating assets and liabilities:
Other current assets	(41,128)	(62,498)
Trust account – interest available for working capital and taxes	(1,830,499)	(5,009,132)
Income Taxes payable	(597,880)	970,559
Accrued expenses	38,850	174,250

Net cash (used in) provided by operating activities	(264,862)	63,371

Cash Flows from Investing Activities
Cash held in trust account, restricted	—	(536,930,000)

Cash Flows from Financing Activities
Proceeds from issuance of stock to initial stockholders		25,000
Proceeds from notes payable, stockholders		112,500
Repayments of notes payable, stockholders		(112,500)
Gross proceeds from issuance of sponsors’ warrants		5,000,000
Gross proceeds from initial public offering and over-allotment option		552,000,000
Payment of offering costs from initial public offering		(20,126,320)

Net cash provided by financing activities	—	536,898,680

Net (decrease) increase in cash	(264,862)	32,051
Cash at beginning of the period	296,913	—

Cash at end of the period	$32,051	$32,051

See notes to unaudited condensed financial statements

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL

1. Interim Financial Information

Triplecrown Acquisition Corp.’s (the “Company”) unaudited condensed interim financial statements as of March 31, 2008, for the three months ended March 31, 2008 and for the period from June 8, 2007 (inception) through March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, the December 31, 2007 balance sheet was derived from the audited financials statements, but does not include all disclosures required by GAAP in these condensed financial statements. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the Company’s Form 10-K filed on March 31, 2008. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2007 audited financial statements

2. Organization, Business Operations and Significant Accounting Policies

The Company was incorporated in Delaware on June 8, 2007 as a blank check company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses in the financial services industry (“Business Combination”).

All activity from June 8, 2007 (inception) through October 25, 2007 relates to the Company’s formation and Offering described below. Since October 26, 2007, the Company has been searching for a target business to acquire. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective October 22, 2007. The Company consummated the Offering on October 25, 2007 and received net proceeds of $531,873,680 and $5,000,000 from the sale of Sponsors’ Warrants on a private placement basis (see Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. The Business Combination must be with a target business that has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition and operate in the financial services industry. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $536,930,000 (or approximately $9.73 per unit) of the net proceeds of this Offering and the sale of the Sponsors’ Warrants (see Note 3) is being held in a trust account (“Trust Account”). The proceeds held in the Trust Account may be invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule2a-7

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL

2. Organization, Business Operations and Significant Accounting Policies (continued)

promulgated under such Act until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) liquidation of the Company. As of March 31, 2008, the balance in the Trust Account was $541,939,132 which includes $5,009,132 of funds to be transferred to the operating account for working capital and taxes. The $5,009,132 has been classified on the March 31, 2008 unaudited balance sheet as trust account interest available for working capital and taxes. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

The Company’s officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest income that may be released to the Company of (i) up to $6,000,000 of interest accrued on the amount held in the Trust Account (plus taxes, if any, payable by the Company with respect to such interest) will be released by the Company in monthly installments to fund expenses related to investigating and selecting a target business and the Company’s other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations. The proceeds held in the Trust Account will not be released until the earlier of the completion of a Business Combination or the Company’s liquidation.

The Company, after signing a definitive agreement for a Business Combination with a target business or businesses, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote all of their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer apply.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash from the Trust Account. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 30% less one share of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL

2. Organization, Business Operations and Significant Accounting Policies (continued)

portion of the net proceeds from the Offering (30% less one share value) of the amount held in the Trust Account) amounting to $161,078,990 has been classified outside of equity as common stock subject to possible conversion in the accompanying March 31, 2008 balance sheet.

The Company’s Certificate of Incorporation was amended on October 22, 2007 to provide that the Company will continue in existence until October 22, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation.

Earnings Per Share:

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) were computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 16,559,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings, such earnings as applicable are accrued to the value of the common stock subject to conversion. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 74,000,000 outstanding Warrants issued in connection with the Public Offering and the Private Placement described in Note 3 has not been considered in the diluted earnings per share calculation since the exercise of the Warrants is contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with SFAS 128.

Fair Value of Financial Instruments:

The carrying value of cash, cash held in Trust Account and accrued expenses are reasonable estimates of the fair values due to their short-term maturity.

Cash Held in Trust Account - restricted:

The Company considers the restricted portion of the funds held in the Trust Account to be a non-current asset. A current asset is one that is reasonably expected to be used to pay current liabilities, such as accounts payable or short-term debt or to pay current operating expenses, or will be used to acquire other current assets. Since the acquisition of a business is principally considered to be for a long-term purpose, with long-term assets such as property and intangibles typically being a major part of the acquired assets, the Company has reported the funds anticipated to be used in the acquisition as a non-current asset.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL

2. Organization, Business Operations and Significant Accounting Policies (continued)

Income Taxes:

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Management did not record the impact of deferred income taxes as they were deemed immaterial (See Note 7).

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

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition.

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

2. Organization, Business Operations and Significant Accounting Policies (continued)

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

In February 2008, the FASB issued Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This accounting guidance presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall be evaluated separately under SFAS No. 140. Staff Position No. FAS 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Early adoption is prohibited. Management is evaluating the potential effect this guidance may have on our financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the financial statements.

3. Initial Public Offering

On October 25, 2007, the Company sold 55,200,000 Units, including 7,200,000 units from the exercise of the underwriters’ over-allotment option, at a offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or October 22, 2008 and expiring October 22, 2012. The Company may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $13.75 per share for any 20 trading days within a

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL

3. Initial Public Offering (continued)

30 trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to settle the warrant exercise, whether by net cash settlement or otherwise. Consequently, the Warrants may expire unexercised, unredeemed and worthless.

On October 25, 2007, pursuant to Subscription Agreements, dated July 10, 2007, Eric J. Watson, the Company’s Chairman of the Board and Treasurer, and Jonathan J. Ledecky, the Company’s President and Secretary, purchased from the Company, in the aggregate, 5,000,000 warrants for $5,000,000 (the “Sponsors’ Warrants”). The purchase and issuance of the Sponsors’ Warrants occurred simultaneously with the consummation of the Offering on a private placement basis. All of the proceeds the Company received from these purchases were placed in the Trust Account. The Sponsors’ Warrants are identical to the Warrants underlying the Units sold in the Offering except that if the Company calls the Warrants for redemption, the Sponsors’ Warrants will be exercisable on a cashless basis and will not be redeemable by the Company so long as they are still held by the original purchasers or their affiliates. If the Company does not complete a Business Combination, then the $5,000,000 will be part of the liquidating distribution to the Company’s Public Stockholders, and the Sponsors’ Warrants will expire worthless. The purchasers of the Sponsors’ Warrants have agreed that the Sponsors’ Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

The Company’s Initial Stockholders have waived their rights to participate in any liquidation distribution, but only with respect to those shares of common stock owned by them prior to the Offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired following the Offering.

4. Commitments and Contingencies

The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”). The Underwriting Agreement requires the Company to pay the underwriters a total of 7% of the gross proceeds of the Offering as an underwriting discount. Of the 7%, 3.5% of the gross proceeds of the Offering was paid upon consummation of the Offering and the remaining 3.5% of the gross proceeds will be paid only upon consummation of a Business Combination. Accordingly, the Company paid an underwriting discount of 3.5% of the gross proceeds ($19,320,000) in connection with the consummation of the Offering and has placed 3.5% of the gross proceeds ($19,320,000) in the Trust Account. The Company did not pay any discount related to the Sponsors’ Warrants. The underwriters have waived their right to receive payment of the 3.5% of the gross proceeds upon the Company’s liquidation if it is unable to complete a Business Combination.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL

4. Commitments and Contingencies (continued)

The Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) will be entitled to registration rights with respect to their Founders’ Units or Sponsors’ Warrants (or underlying securities), as the case may be, pursuant to an agreement dated October 22, 2007. The holders of the majority of the Founders’ Units (and underlying securities) are entitled to demand that the Company register the resale of these securities at any time commencing nine months after the consummation of a Business Combination. The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time after the Company consummates a Business Combination. The Sponsors’ Warrants are not transferable or salable by the purchasers (subject to limited exceptions) until the Company completes a Business Combination, and are exercisable on a cashless basis and will be non-redeemable by the Company so long as they are held by the purchasers or their affiliates. In addition, the Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

The Company hired a consultant on March 20, 2008 to perform services through the earlier of March 20, 2009 or completion of a business combination. The Company will pay the consultant a base salary of £33,000 per year. Accordingly, the Company will be subject to possible foreign currency transaction gains and losses for fluctuations in the dollar/pound exchange rate occurring from one payment date to another. If material, such gains and losses will be separately reported in the statement of income.

The Company is provided services by a separate outside consultant on a month to month basis. The Company pays this consultant $16,000 per month.

5. Preferred Stock

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

6. Common Stock

On September 19, 2007, the Company’s Board of Directors authorized a dividend of one warrant to purchase one share of common stock for each outstanding share of founders’ common stock. As a result, the Initial Stockholders effectively hold units (“Founders’ Units”).

Effective October 22, 2007, the Company’s Board of Directors authorized a unit dividend of 0.2 units for each outstanding unit. On October 22, 2007, the Company’s Board of Directors authorized an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of common stock from 75,000,000 shares of common stock with a par value of $.0001 to 160,000,000 shares of common stock with a par value of $.0001. All share references in the accompanying financial statements as of March 31, 2008 and for the period June 8, 2007 (inception) to March 31, 2008 to the number of shares of common stock have been retroactively restated to reflect this transaction.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL

6. Common Stock (continued)

As of March 31, 2008, there were 74,000,000 shares of common stock reserved for issuance upon exercise of warrants and the Sponsors’ Warrants.

7. Income Taxes

Effective June 8, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of March 31, 2008 and December 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified its federal tax return and its State of Wyoming as its “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on June 8, 2007 the evaluation was performed for the 2007 and 2008 partial tax year (through March 31, 2008). The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. No liability for unrecognized tax benefits was required to be reported at March 31, 2008 or December 31, 2007.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from June 8, 2007 (inception) through March 31, 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

At March 31, 2008 and December 31, 2007 , the Company had no deferred tax asset. Deferred income taxes reflect the net tax effects of operating losses and other temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL

7. Income Taxes (continued)

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before provision for income taxes is as follows:

For the three months ended March 31, 2008
Tax provision at statutory rate	34%
Personal Holding Company taxes (net of federal tax benefit)	—
Other	(2)

Federal tax rate	32%

The provision for income tax (unaudited) consists of the following:

	For the three months ended March 31, 2008	For the period from June 8, 2007 (inception) through March 31, 2008
Current Federal tax	$1,002,120	$2,570,559

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

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

Results of Operations

For the three months ended March 31, 2008, we had a net income of $2,165,795 consisting of $3,530,645 of interest income offset by $362,730 of general and administrative expenses and $1,002,120 in taxes.

For the period from June 8, 2007 (inception) through March 31, 2008, we had a net income of $3,990,192 consisting of $7,103,831 of interest income offset by $543,080 of general and administrative expenses and $2,570,559 in taxes.

Financial Condition and Liquidity

We consummated our initial public offering of 55,200,000 units, including 7,200,000 units subject to the underwriters’ over-allotment option, on October 25, 2007. Gross proceeds from our initial public offering were $552,000,000. We paid a total of $19,320,000 in underwriting discounts and commissions and $806,320 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds including $5,000,000 from the sale of the sponsor warrants to us from the offering were $531,873,680, and an amount of $536,930,000 was deposited into the trust account which includes $19,320,000 of deferred underwriting discounts and commissions. We intend to use substantially all of the net proceeds of this offering (excluding $19,320,000 of deferred underwriting discounts payable to the underwriters upon a business combination) to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through October 22, 2009, assuming that a business combination is not consummated during that time.

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

As of March 31, 2008, we had working capital of $3,958,872. From the date of consummation of our initial public offering, until such time as we effectuate a business combination, we may draw for use of working capital up to $6,000,000 of interest earned on the trust account, as well as any amounts necessary to pay our tax obligations. We have drawn from the trust account $491,344 for working capital and $1,600,000 for tax obligations and may draw up to an additional $5,009,132 for working capital needs and tax obligations.

ITEM 4T.	CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our president and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our president and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our president and treasurer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the most recently completed fiscal quarter, we engaged KGS LLP to assist us in the financial reporting process.

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

We paid a total of $19,320,000 in underwriting discounts and commissions and $806,320 for other costs and expenses related to the offering and the over-allotment option.

We also consummated the simultaneous private sale of 5,000,000 warrants (“Sponsors’ Warrants”) at a price of $1.00 per warrant, generating total proceeds of approximately $5,000,000. The Sponsors’ Warrants were purchased by Eric J. Watson and Jonathan J. Ledecky. The Sponsors’ Warrants are identical to the Warrants included in the Units sold in the IPO except that the Sponsors’ Warrants are exercisable on a cashless basis and, if we call the warrants for redemption, the Sponsors’ Warrants will not be redeemable by us so long as they are held by these purchasers or their affiliates. The purchasers of the warrants have agreed that the Sponsors’ Warrants will not be sold or transferred by them until after we have completed a business combination.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private sale of the Sponsors’ Warrants were $536,873,680, and an amount of $536,930,000 was deposited into the trust account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6:	EXHIBITS

(a)	Exhibits:

31.1	Section 302 Certification by President

31.2	Section 302 Certification by Treasurer

32	Section 906 Certification by President and Treasurer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLECROWN ACQUISITION CORP.

Dated: May 15, 2008

/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President (Principal Executive Officer), Secretary and Director

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)