Form 10-Q
period 2008-06-30
Triplecrown Acquisition Corp.
filed 2008-08-14
CIK 1405082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of August 13, 2008, 69,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Triplecrown Acquisition Corp.

(a development stage enterprise)

Form 10-Q

For The Quarter Ended June 30, 2008

Page
Part I: Financial Information:

Item 1 –Financial Statements:

Condensed Balance Sheet as of June 30, 2008 (Unaudited) and December 31, 2007	3

Condensed Statements of Operations (Unaudited) for the three months and six months ended June 30, 2008, and for the period June 8, 2007 (inception) through June 30, 2007, and for the period June 8, 2007 (inception) through June 30, 2008	4

Condensed Statement of Stockholders’ Equity (Unaudited) for the period June 8, 2007 (inception) through June 30, 2008	5

Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2008, and for the period June 8, 2007 (inception) through June 30, 2007 and for the period June 8, 2007 (inception) through June 30, 2008	6

Notes to Unaudited Condensed Financial Statements	7-14

Item 2 – Management’s Discussion and Analysis of Financial Condition And Results of Operations	15-16

Item 4 – Controls and Procedures	16-17

Part II. Other Information:

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6 – Exhibits	18

Signatures	19

Certifications	20-22

Forward-Looking Statements

This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	our public securities’ potential liquidity and trading;

•	listing or delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange following our initial business combination;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”(refer to Part II, Item IA of the Company’s December 31, 2007 Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refer to Triplecrown Acquisition Corp. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

ii

Part I: Financial Information

Item 1 – Financial Statements (Unaudited)

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheet

	June 30, 2008 (Unaudited)	December 31, 2007
Assets

Current Assets
Cash and cash equivalents	$1,028	$296,913
Trust account, interest available for working capital and taxes (totaling $4,939,311 and $3,178,633 as of June 30, 2008 and December 31, 2007, respectively):
Cash held in trust account	4,271,971	1,639,595
Accrued interest receivable	667,340	1,539,038
Prepaid income taxes	211,698	—
Other current assets	51,094	21,370

Total current assets	5,203,131	3,496,916

Non-Current Assets
Cash held in trust account, restricted	536,930,000	536,930,000

Total assets	$542,133,131	$540,426,916

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$155,051	$135,400
Income taxes payable	—	1,568,439

Total Liabilities	155,051	1,703,839

Common Stock, subject to possible conversion, 16,559,999 shares, at conversion value	161,078,990	161,078,990

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 160,000,000 shares; total issued and outstanding 69,000,000 shares, (less 16,559,999 shares, subject to possible conversion)	5,244	5,244
Additional paid-in capital	375,814,446	375,814,446
Earnings accumulated during development stage	5,079,400	1,824,397

Total stockholders’ equity	380,899,090	377,644,087

Total liabilities and stockholders’ equity	$542,133,131	$540,426,916

See notes to condensed financial statements

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Operations

(unaudited)

	For the three months ended June 30, 2008	For the six months ended June 30, 2008	For the period from June 8, 2007 (inception) through June 30, 2007	For the period from June 8, 2007 (inception) through June 30, 2008
Revenue	$—	$—	$—	$—
Formation and operating costs	319,209	681,939	1,000	862,289

Loss from operations	(319,209)	(681,939)	(1,000)	(862,289)
Interest income	1,976,161	5,506,806	—	9,079,992

Income (loss) before provision for income taxes	1,656,952	4,824,867	(1,000)	8,217,703
Provision for income taxes	567,744	1,569,864	—	3,138,303

Net income (loss)	$1,089,208	$3,255,003	$(1,000)	$5,079,400

Weighted average shares outstanding excluding shares subject to possible conversion basic and diluted	52,440,001	52,440,001	13,800,000

Basic and diluted net income per share	$.02	$.06	$(.00)

See notes to condensed financial statements

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Stockholders’ Equity

(unaudited)

For the Period June 8, 2007 (inception) to June 30, 2008

	Common Stock		Additional paid-in	Earnings accumulated during development stage	Total Stockholders’ Equity
	Shares	Amount	Capital
Balance, June 8, 2007 (inception)	—	$—	$—	$—	$—
Issuance of stock to initial stockholders at $0.002 per share	13,800,000	1,380	23,620	—	25,000
Sale of 55,200,000 units, net of underwriters’ discount and offering expenses of $20,126,320 (includes 16,559,999 shares subject to possible conversion)	55,200,000	5,520	531,868,160	—	531,873,680
Proceeds subject to possible conversion of 16,559,999 shares	—	(1,656)	(161,077,334)	—	(161,078,990)
Proceeds from issuance of sponsor warrants	—	—	5,000,000	—	5,000,000
Net income for the period June 8, 2007 (inception) through December 31, 2007	—	—	—	1,824,397	1,824,397

Balance, December 31, 2007	69,000,000	5,244	375,814,446	1,824,397	377,644,087
Net income for the period January 1, 2008 through June 30, 2008	—	—	—	3,255,003	3,255,003

Balance, June 30, 2008 (unaudited)	69,000,000	$5,244	$375,814,446	$5,079,400	$380,899,090

See notes to condensed financial statements

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended June 30, 2008	For the period from June 8, 2007 (inception) through June 30, 2007	For the period from June 8, 2007 (inception) through June 30, 2008
Cash flows from operating activities
Net income (loss)	$3,255,003	$(1,000)	$5,079,400
Changes in operating assets and liabilities:
Other current assets	(29,724)	—	(51,094)
Prepaid income taxes	(211,698)	—	(211,698)
Income taxes payable	(1,568,439)	—	—
Accounts payable and accrued expenses	19,651	1,000	155,051

Net cash provided by operating activities	1,464,793	—	4,971,659

Cash flows from investing activities
Cash held in trust account, restricted	—	—	(536,930,000)
Cash held in trust account- interest available for working capital and taxes	(1,760,678)	—	(4,939,311)

Net cash used in investing activities	(1,760,678)	—	(541,869,311)

Cash flows from financing activities
Proceed from issuance of stock to initial stockholders	—	25,000	25,000
Proceeds from notes payable, stockholders	—	112,500	112,500
Repayments of notes payable, stockholders	—	—	(112,500)
Gross proceeds from issuance of sponsors’ warrants	—	—	5,000,000
Gross proceeds from initial public offering and over-allotments options	—	—	552,000,000
Payment of offering costs	—	(25,000)	(20,126,320)

Net cash provided by financing activities	—	112,500	536,898,680

Net (decrease) increase in cash	(295,885)	112,500	1,028
Cash at beginning of the period	296,913	—	—

Cash at end of the period	$1,028	$112,500	$1,028

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$1,750,000	$—	$3,350,000

See notes to condensed financial statements

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1—INTERIM FINANCIAL INFORMATION

Triplecrown Acquisition Corp.’s (the “Company”) unaudited condensed interim financial statements as of June 30, 2008, and for the three and six month periods ending June 30, 2008, and for the periods from June 8, 2007 (inception) through June 30, 2007 and from June 8, 2007 (inception) through June 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the Company’s Form 10-K filed on March 31, 2008. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2007 audited financial statements

NOTE 2—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Triplecrown Acquisition Corp. (the “Company”) was incorporated in Delaware on June 8, 2007 as a blank check company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses in the financial services industry (“Business Combination”).

All activity from June 8, 2007 (inception) through June 30, 2008 relates to the Company’s formation and the public offering described below. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective October 22, 2007. The Company consummated the Offering on October 25, 2007 and received gross proceeds of $552,000,000 and $5,000,000 from the sale of Sponsors’ Warrants on a private placement basis (see Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. The Business Combination must be with a target business that has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition and operate in the financial services industry. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 2—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

An amount of $536,930,000 (or approximately $9.73 per unit) of the net proceeds of this Offering and the sale of the Sponsors’ Warrants (see Note 3) is being held in a trust account (“Trust Account”) and will be invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company. As of June 30, 2008, the balance in the Trust Account was $541,869,311 which includes $4,939,311 of funds to be transferred to the operating account for working capital and taxes. The $4,939,311 has been classified on the June 30, 2008 unaudited balance sheet as cash held in trust account, available for working capital and taxes. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing operating costs. Except with respect to interest income that may be released to the Company of (i) up to $6,000,000 of interest accrued on the amount held in the Trust Account (plus taxes, if any, payable by the Company with respect to such interest) will be released by the Company in monthly installments to fund expenses related to investigating and selecting a target business and the Company’s other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations. The proceeds held in trust will not be released from the trust account until the earlier of the completion of a Business Combination or the Company’s liquidation.

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

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 2—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash from the Trust Account. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 30.00% less one share of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (30% (less one share value) of the amount held in the Trust Account) amounting to $161,078,990 has been classified outside of equity as common stock subject to possible conversion in the accompanying June 30, 2008 balance sheet.

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

Earnings Per Share:

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 16,559,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings, such earnings as applicable are accrued to the value of the common stock subject to conversion. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 74,000,000 outstanding Warrants issued in connection with the Public Offering and the Private Placement described in Note 3 has not been considered in the diluted earnings per share calculation since the exercise of the Warrants are contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with SFAS 128.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 2—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk:

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk,” requires disclosure of significant concentrations of credit risks regardless of the degree of risk. At June 30, 2008, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in various financial institutions. The Federal Deposit Insurance Corporation insures balances up to $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000. At June 30, 2008, the uninsured balances amounted to approximately $ 541,000,000. Management believes the risk of loss to be minimal.

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

Recently Issued and Adopted Accounting Pronouncements:

In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 2—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued and Adopted Accounting Pronouncements (continued):

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115” (SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of SFAS No. 157. The adoption did not have a material impact on the Company’s financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected. Management is evaluating the potential effect this guidance may have on the Company’s financial condition and results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 2—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements (continued):

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3—INITIAL PUBLIC OFFERING

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

NOTE 3—INITIAL PUBLIC OFFERING (CONTINUED)

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

The Company’s Initial Stockholders have waived their rights to participate in any liquidation distribution, but only with respect to those shares of common stock owned by them prior to the Offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the Offering

NOTE 4—COMMITMENTS AND CONTINGENCIES

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

NOTE 4—COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company hired a consultant on March 20, 2008 to perform services through the earlier of March 20, 2009 or completion of a business combination. The Company will pay the consultant a base salary of £33,000 per year. The Company will also issue 25, 000 shares of the Company’s common stock to this consultant upon the closing of the initial Business Combination by the Company.

The Company engaged Petrina Advisors, Inc. on May 19, 2008 to perform consulting services through the earlier of October 22, 2009 or upon the closing of a business combination. The Company will pay this consultancy firm a base fee of $192,000 per year and the Company will issue to them 100,000 shares of the Company’s common stock upon the closing of the initial Business Combination by the Company.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the three months ended June 30, 2008, we had a net income of $1,089,208 consisting of $1,976,161 of interest income offset by $319,209 of formation and operating costs and $567,744 of income taxes.

For the six months ended June 30, 2008, we had a net income of $3,255,003 consisting of $5,506,806 of interest income offset by $681,939 of formation and operating costs and $1,569,864 of income taxes.

Comparatively, we had no income for the period June 8, 2007 through June 30, 2007 and incurred only $1,000 in formation costs.

For the period from June 8, 2007 (inception) to June 30, 2008, we had a net income of $5,079,400 consisting of $9,079,992 of interest income offset by $862,289 of formation and operating costs and $3,138,303 of income taxes.

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

We expect our primary liquidity requirements during this period to include approximately $1,500,000 for expenses for the due diligence and investigation of a target business or businesses; approximately $1,500,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; $180,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $2,870,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds following the Offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

In June 2007, Jonathan J. Ledecky, our president and secretary, and Eric J. Watson, our chairman of the board and treasurer, advanced an aggregate of $112,500 to us for payment on our behalf of offering expenses. On November 20, 2007, these loans were repaid following our initial public offering from the proceeds of the offering.

As of June 30, 2008, we had working capital of $5,048,080. From the date of consummation of our initial public offering, until such time as we effectuate a business combination, we may draw for use of working capital up to $6,000,000 of interest earned on the trust account, as well as any amounts necessary to pay our tax obligations. We have drawn form the trust account $741,844 for working capital and $3,395,238 for tax obligations and may draw up to an additional $5,258,156 for working capital needs in addition to any future tax payments.

ITEM 4T. – CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our president and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

TRIPLECROWN ACQUISITION CORP.

Dated: August 13, 2008	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President (Principal Executive Officer), Secretary and Director

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)