Form 10-Q
period 2008-09-30
Triplecrown Acquisition Corp.
filed 2008-11-14
CIK 1405082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of November 14, 2008, 69,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Triplecrown Acquisition Corp.

(a development stage enterprise)

Form 10-Q

For The Quarter Ended September 30, 2008

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3

Condensed Statements of Operations (Unaudited) for the three months ended September 30, 2008 and 2007, and for the nine months ended September 30, 2008, and for the period from June 8, 2007 (inception) through September 30, 2007, and for the period from June 8, 2007 (inception) through September 30, 2008	4

Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period from June 8, 2007 (inception) through September 30, 2008	5

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2008, and for the period from June 8, 2007 (inception) through September 30, 2007, and for the period from June 8, 2007 (inception) through September 30, 2008	6

Notes to Unaudited Condensed Financial Statements	7-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-14

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	14

Item 4T. Controls and Procedures	14-15

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6. Exhibits	16

Signatures	17

Forward-Looking Statements

This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

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

•	Potential ability to obtain additional financing to complete our initial business combination;

•	Limited pool of prospective target businesses;

•	The ability of our officers and directors to generate a number of potential investment opportunities;

•	Potential change in control if we acquire one or more target businesses for stock;

•	Our public securities’ potential liquidity and trading;

•	The delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange following our initial business combination;

•	Use of proceeds not held in the trust account or available to us from interest and dividend income on the trust account balance; or

•	Financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” (refer to Part I, Item IA of the Company’s December 31, 2007 Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refers to Triplecrown Acquisition Corp. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

ii

Part I: Financial Information

Item 1 – Financial Statements (Unaudited)

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007
Assets

Current assets
Cash and cash equivalents	$137,848	$296,913
Cash held in trust account, interest and dividends available for working capital and taxes (including accrued interest receivable of $616,788 and $1,539,038 as of September 30, 2008 and December 31, 2007, respectively)	5,187,008	3,178,633
Other current assets	7,561	21,370

Total current assets	5,332,417	3,496,916

Trust account, restricted
Cash held in trust account, restricted	538,192,624	536,930,000

Total assets	$543,525,041	$540,426,916

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$274,866	$135,400
Income taxes payable	134,934	1,568,439

Total liabilities	409,800	1,703,839

Common stock, subject to possible conversion, 16,559,999 shares at conversion value	161,457,777	161,078,990

Commitment and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 160,000,000 shares; total issued and outstanding 69,000,000 shares, (less 16,559,999 shares, subject to possible conversion)	5,244	5,244
Additional paid-in capital	375,435,659	375,814,446
Income accumulated during development stage	6,216,561	1,824,397

Total stockholders’ equity	381,657,464	377,644,087

Total liabilities and stockholders’ equity	$543,525,041	$540,426,916

The accompanying notes are an integral part of these condensed financial statements.

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Operations

(unaudited)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the period from June 8, 2007 (inception) through September 30, 2007	For the period from June 8, 2007 (inception) through September 30, 2008
Revenue	$—	$—	$—	$—	$—

Formation and operating costs	343,403	1,000	1,025,063	1,000	1,205,413

Loss from operations	(343,403)	(1,000)	(1,025,063)	(1,000)	(1,205,413)
Interest and dividend income	2,071,917	360	7,578,723	360	11,151,909

Income (loss) before provision for income taxes	1,728,514	(640)	6,553,660	(640)	9,946,496
Provision for income taxes	591,632	—	2,161,496	—	3,729,935

Net income (loss)	1,136,882	(640)	4,392,164	(640)	6,216,561

Accretion of trust account income relating to common stock subject to possible conversion	(378,787)	—	(378,787)	—	(378,787)

Net income (loss) attributable to other common stockholders	$758,095	$(640)	$4,013,377	$(640)	$5,837,774

Weighted average number of common shares outstanding excluding shares subject to possible conversion-basic and diluted	52,440,001	13,800,000	52,440,001	13,800,000

Basic and diluted net income (loss) per share attributable to other common stockholders	$.01	$(.00)	$.08	$(.00)

The accompanying notes are an integral part of these condensed financial statements.

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Changes in Stockholders’ Equity

(unaudited)

For the Period From June 8, 2007 (inception) through September 30, 2008

	Common Stock		Additional Paid-in	Income Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance, June 8, 2007 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholders at $0.002 per share	13,800,000	1,380	23,620	—	25,000

Sale of 55,200,000 units, net of underwriters’ discount and offering expenses of $20,126,320 (includes 16,559,999 shares subject to possible conversion)	55,200,000	5,520	531,868,160	—	531,873,680

Proceeds subject to possible conversion of 16,559,999 shares	—	(1,656)	(161,077,334)	—	(161,078,990)

Proceeds from issuance of sponsor warrants	—	—	5,000,000	—	5,000,000

Net income for the period June 8, 2007 (inception) through December 31, 2007	—	—	—	1,824,397	1,824,397

Balance, December 31, 2007	69,000,000	5,244	375,814,446	1,824,397	377,644,087

Accretion of trust account income relating to common stock subject to possible conversion for the period January 1, 2008 through September 30, 2008	—	—	(378,787)	—	(378,787)

Net income for the nine months ended September 30, 2008	—	—	—	4,392,164	4,392,164

Balance, September 30, 2008 (unaudited)	69,000,000	$5,244	$375,435,659	$6,216,561	$381,657,464

The accompanying notes are an integral part of these condensed financial statements.

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended September 30, 2008	For the period from June 8, 2007 (inception) through September 30, 2007	For the period from June 8, 2007 (inception) through September 30, 2008
Cash flows from operating activities
Net income (loss)	$4,392,164	$(640)	$6,216,561
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Changes in operating assets and liabilities:
Other current assets	13,809	(150,449)	(7,561)
Income taxes payable	(1,433,505)	—	134,934
Accounts payable and accrued expenses	139,466	21,000	274,866

Net cash provided by (used in) operating activities	3,111,934	(130,089)	6,618,800

Cash flows from investing activities
Cash held in trust account, restricted	(1,262,624)	—	(538,192,624)
Cash held in trust account, interest and dividend income available for working capital and taxes	(2,008,375)	—	(5,187,008)

Net cash used in investing activities	(3,270,999)	—	(543,379,632)

Cash flows from financing activities
Proceeds from issuance of stock to initial stockholders	—	25,000	25,000
Proceeds from notes payable, stockholders	—	112,500	112,500
Repayments of notes payable, stockholders	—	—	(112,500)
Gross proceeds from issuance of sponsors’ warrants	—	—	5,000,000
Gross proceeds from initial public offering and over-allotments options	—	—	552,000,000
Payment of offering costs	—	—	(20,126,320)

Net cash provided by financing activities	—	137,500	536,898,680

Net (decrease) increase in cash	(159,065)	7,411	137,848
Cash at beginning of the period	296,913	—	—

Cash at end of the period	$137,848	$7,411	$137,848

Cash paid during the period for:
Income taxes	$3,595,000	$—	$3,595,000

The accompanying notes are an integral part of these condensed financial statements.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1 - Interim Financial Information, Organization, Business Operations And Significant Accounting Policies

Triplecrown Acquisition Corp.’s (the “Company”) (a development stage enterprise) unaudited condensed interim financial statements as of September 30, 2008, and for the three month periods ending September 30, 2008 and 2007, and for the nine months ended September 30, 2008, and for the periods from June 8, 2007 (inception) through September 30, 2007, and from June 8, 2007 (inception) through September 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the Company’s Form 10-K filed on March 31, 2008. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2007 audited financial statements.

The Company was incorporated in Delaware on June 8, 2007 as a blank check company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses in the financial services industry (“Business Combination”).

All activity from June 8, 2007 (inception) through October 25, 2007 relates to the Company’s formation and the Company’s initial public offering (“Offering”). Since October 25, 2007, the Company has been searching for a target business to acquire. The Company has selected December 31 as its fiscal year end.

Going Concern and Management’s Plan and Intentions

The Company’s only source of income to enable it to continue to fund its search for an acquisition candidate is the interest and dividends it earns on its cash held in the Trust Account. These funds may not be sufficient to maintain the Company until a Business Combination is consummated. Pursuant to its Certificate of Incorporation, if the Company is unable to consummate a timely Business Combination prior to October 22, 2009, the Company would have to liquidate and return the funds held in the Trust Account to the holders of shares issued in the Offering. There can be no assurance that the Company will enter into a Business Combination prior to October 22, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustment that might result from the outcome of these uncertainties.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1 -	Interim Financial Information, Organization, Business Operations And Significant Accounting Policies (Continued)

Concentration of Credit Risk

Statement of Financial Accounting Standards (“SFAS”) No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At September 30, 2008, financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents held in trust. The Company maintains its cash balances in the JP Morgan Funds 100% U.S. Treasury Securities Money Market Fund (the “Fund”). Per the Fund’s prospectus (i) the Fund invests its assets exclusively in obligations of the U.S. Treasury, including Treasury bills, bonds and notes, (ii) the Fund does not buy securities issued or guaranteed by agencies of the U.S. government, (iii) the dollar weighted average maturity of the Fund will generally be 60 days or less, and (iv) the Fund will only buy securities that have remaining maturities of 397 days or less as determined under Rule 2a-7. JPMorgan Chase Bank acts as custodian for the Fund. At September 30, 2008, the Federal Deposit Insurance Corporation insured balances in bank accounts up to $100,000 ($250,000 effective October 3, 2008) and the Securities Investor Protection Corporation insured balances up to $500,000 in brokerage accounts. At September 30, 2008, the uninsured balances in the Company’s bank brokerage accounts amounted to approximately $543,000,000.

Accretion of trust account relating to common stock subject to possible conversion

The Company records accretion of the income earned in the Trust Account relating to the common stock subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes. Since 30% (less one share) of the shares issued in the Offering are subject to possible conversion, the portion of the excess earnings related to those shares are reflected on the balance sheet as part of “Common stock subject to possible conversion” and is deducted from “Additional paid-in capital”. The portion of the excess earnings is also presented as a deduction from net income on the Statements of Operations to appropriately reflect the amount of net income which would remain available to the common stockholders who did not elect to convert their shares to cash.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Earnings Per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 16,559,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings, such earnings as applicable are accrued to the value of the common stock subject to conversion. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1 -	Interim Financial Information, Organization, Business Operations And Significant Accounting Policies (Continued)

Earnings Per Share (continued)

potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 74,000,000 outstanding warrants issued in connection with the Offering and the Private Placement has not been considered in the Diluted EPS calculation since the exercise of the warrants are contingent upon the occurrence of future events, and therefore, is not includable in the calculation of Diluted EPS in accordance with SFAS 128.

Recently Issued Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Positions (“FSP”) No. 157-1 and No. 157-2, which respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition.

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

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1 -	Interim Financial Information, Organization, Business Operations And Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements (continued)

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited interim condensed financial statements.

Note 2 - Income Taxes

The difference between the Company’s effective tax rate (46%) for its fiscal year ended December 31, 2007 and its effective tax rate (33%) for the nine months ended September 30, 2008 was due primarily to the fact that in its fiscal year ending December 31, 2007, the Company was subject to Personal Holding Company taxes which it was not subject to for the nine months ended September 30, 2008.

Note 3 - Commitments and Contingencies

The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”). The Underwriting Agreement requires the Company to pay 3.5% of the gross proceeds of the Offering as an underwriting discount plus an additional 3.5% of the gross proceeds only upon consummation of a Business Combination. The Company paid an underwriting discount of 3.5% of the gross proceeds ($19,320,000) in connection with the consummation of the Offering and has placed 3.5% of the gross proceeds ($19,320,000) in the Trust Account. The Company did not pay any discount related to the Sponsors’ Warrants sold in the private placement that was consummated simultaneously with the consummation of the Offering. The underwriters have waived their right to receive payment of the 3.5% of the gross proceeds upon the Company’s liquidation if it is unable to complete a Business Combination.

The Company hired a consultant on March 20, 2008 to perform services through the earlier of March 20, 2009 or completion of a Business Combination. The Company will pay the consultant a base salary of £33,000 (approximately $60,000) per year. The Company will also issue 25,000 shares of the Company’s common stock to this consultant upon the closing of the initial Business Combination by the Company.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 3 -	Commitments and Contingencies (Continued)

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

Overview

We were formed on June 8, 2007 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition stock purchase, reorganization or other similar business combination with one or more operating business in the financial services industry. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the three and nine months ended September 30, 2008, we had net income of $1,136,882 and $4,392,164 after a provision for income taxes of $591,632 and $2,161,496, respectively; and for the period from June 8, 2007 (inception) through September 30, 2008, we had net income of $6,216,561 after a provision for income taxes of $3,729,935. For the period from June 8, 2007 (inception) through September 30, 2007 we had a net loss of $640, and for the three months ended September 30, 2007 we had a net loss of $640. We incurred formation and operating costs for the three and nine months ended September 30, 2008 and the period from June 8, 2007 (inception) through September 30, 2008, of $343,403, $1,025,063 and $1,205,413, respectively. These costs consisted primarily of professional and consulting fees, insurance, Delaware franchise taxes and costs associated with searching for a target business to acquire. There was $1,000 of organizational costs incurred from June 8, 2007 (inception) through September 30, 2007.

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

We expect our primary liquidity requirements from inception to include approximately $1,500,000 for expenses for the due diligence and investigation of a target business or businesses; approximately $1,500,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; $180,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $2,870,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds following the Offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

As of September 30, 2008, we had working capital of $4,922,617. From the date of consummation of our initial public offering, until such time as we effectuate a business combination, we may draw for use of working capital up to $6,000,000 of interest and dividend income earned on the trust account, as well as any amounts necessary to pay our tax obligations. We have drawn from the trust account $1,052,094 for working capital and $3,646,411 for tax obligations and may draw up to an additional $4,947,906 for working capital needs in addition to any future tax payments.

Given our limited sources of working capital and income there exists the possibility that we will not have sufficient capital to sustain us until a business combination can be consummated. In addition there can be no assurance that the Company will enter into a business combination and would therefore need to liquidate as described below. These factors raise substantial doubt as to our ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our certificate of incorporation requires that we take all actions necessary to liquidate in the event that we do not consummate a business combination within 24 months from the consummation of our initial public offering (October 22, 2009). In the event of a liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including assets deposited in the trust account) will be less than the offering price per unit in our initial public offering due to costs related to the initial public offering and since no value would be attributed to the warrants contained in the units sold.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or acquired any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to the condensed interim financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. Our accounting policy will be to use estimates based on our historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes will have a severe affect on the results of operations.

ITEM 4T – CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer, and Principal Financial and Accounting officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and our Principal Financial and Accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

PART II

OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

We paid a total of $19,320,000 in underwriting discounts and commissions and $806,320 for other costs and expenses related to the Offering.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $536,873,680, and an amount of $536,930,000 was deposited into the trust account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Section 302 Certification by President

31.2	Section 302 Certification by Treasurer

32	Section 906 Certification by President and Treasurer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLECROWN ACQUISITION CORP.

Dated: November 14, 2008

/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President (Principal Executive Officer), Secretary and Director

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)