Form 10-K
period 2008-12-31
Triplecrown Acquisition Corp.
filed 2009-03-13
CIK 1405082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-33698

TRIPLECROWN ACQUISITION CORP.

(Name of Registrant as Specified in Its Charter)

Delaware	26-0333311
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

970 West Broadway, PMB 402, Jackson, Wyoming	83001
(Address of Principal Executive Offices)	(Zip Code)

(307) 633-2831

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	NYSE Amex
Common Stock, $.0001 par value per share	NYSE Amex
Warrants to purchase shares of Common Stock	NYSE Amex

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $506,184,000.

As March 11, 2009, there were 69,000,000 shares of Common Stock, $.0001 par value per share, outstanding.

Documents incorporated by reference: None.

TRIPLECROWN ACQUISITION CORP.

FORM 10-K

i

PART I

ITEM 1.	BUSINESS

Triplecrown Acquisition Corp. is a blank check company formed on June 8, 2007 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses in the financial services industry.

On October 25, 2007, we closed our initial public offering (“IPO”) of 55,200,000 units, including 7,200,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. Simultaneously with the consummation of the IPO, we consummated the private sale of 5,000,000 warrants (“sponsors’ warrants”) at a price of $1.00 per sponsors’ warrant, generating total proceeds of $5,000,000. The units from the IPO (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $552,000,000. After deducting the underwriting discounts and commissions and the offering expenses, $536,930,000 was deposited into the trust account. In addition, we may draw for use of working capital up to $6,000,000 of interest earned on the trust account, as well as any amounts necessary to pay our tax obligations. As of December 31, 2008, we have used interest income in the amount of $4,053,584 and $1,432,094, for our tax obligations and working capital, respectively. The net proceeds of $536,930,000 deposited into the trust account remain in the trust account and have earned $12,012,640 in interest through December 31, 2008 of which $1,946,656 has not been released to us as described above.

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

Selection of a target business and structuring of a business combination

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus for our IPO and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our “Founders”) or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Subject to the requirement that our initial business combination must be with a target business that has a fair market value that is at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition and operate in the financial services industry, our management has unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management may consider, among other factors, any of the following:

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

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of the trust account balance (excluding deferred underwriting discounts and commissions) at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

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

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares (but not any of our Founders to the extent they purchased IPO Shares) the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2008, the per-share conversion price would have been approximately $9.76.

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

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, the per-share liquidation price as of December 31, 2008 would have been approximately $9.73. However, the proceeds deposited in the trust account could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We will seek to have all third parties (including any vendors or other entities we engage other than our independent registered public accountants) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Eric J. Watson, our chairman of the board and treasurer, and Jonathan J. Ledecky, our president and secretary, have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us to the extent they have claims against the funds in our trust account, but only if such a vendor or prospective target business does not execute such a waiver.

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

We are a development stage company with no operating history and very limited operating resources.

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

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than approximately $9.76 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the approximate $9.76 per share held in trust as of December 31, 2008 due to claims of creditors. We will seek to have all third parties (including any vendors or other entities we engage other than our independent registered public accountants) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If we liquidate before the completion of a business combination, Eric J. Watson and Jonathan J. Ledecky have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or target business does not execute such a waiver. However, we cannot assure you that they will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust account), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect to continue to be listed on the NYSE Amex (“NYSE Amex ”) or another national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies that have completed initial public offerings in the United States with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

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

The NYSE Amex may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NYSE Amex, a national securities exchange. We cannot assure you that our securities will continue to be listed on the NYSE Amex in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the NYSE Amex may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

On February 10, 2009, we received notice from the NYSE Amex indicating that we were below certain additional continued listing standards of the exchange, specifically that we had not held an annual meeting of stockholders in 2008, as set forth in Section 704 of the Company Guide. The notification from the exchange indicated that we had until March 10, 2009 to submit a plan advising the exchange of action we would take to bring us into compliance with all continued listing standards by August 11, 2009. We submitted our plan on February 23, 2009. The exchange is now evaluating our plan and will make a determination as to whether we have made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards. If our plan is accepted, we will be able to continue our listing, during which time we will be subject to continued periodic review by the exchange’s staff. If our plan is not accepted, the exchange could initiate delisting procedures against us.

If the NYSE Amex delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

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

Our business combination must be with a business having a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

The current global credit crisis could make it more difficult for us to obtain additional financing, if required, to complete an initial business combination or to fund the operations and growth of the target business.

The current global credit crisis is making it difficult, if not impossible, for companies to obtain financing for acquisitions and operational growth. There is no indication when this credit crisis will abate. If we need to obtain financing to consummate our initial business combination or to fund the operations of the target business we seek to acquire after our initial business combination, we cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Alternatively, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

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

If our Founders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our Founders are entitled to demand that we register the resale of their shares of common stock at any time commencing three months prior to the date on which the shares of common stock are to be released from escrow. They are also entitled to demand that we register the resale of the sponsors’ warrants (and underlying shares) at any time after we consummate a business combination. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 13,800,000 shares of common stock and 18,800,000 warrants (as well as 18,800,000 shares of common stock underlying the warrants) eligible for trading in the public market. The presence of these additional securities eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” and (y) the fair market value. The “fair market value” shall mean the average reported last sales price of our common stock for the 10 trading days ending on the third trading day prior to the date on which notice of redemption is sent to the holders of the warrants. If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

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

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

•	In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with this Annual Report. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Risks Related to the Financial Services Industry

Business combinations with companies with operations in the financial services industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the financial services industry, we will be subject to, and possibly adversely affected by, the following risks:

The financial services industry has been adversely affected by the global credit crisis.

The sub-prime crisis that began in early 2007 has sent shock waves throughout the financial services industry. Companies are finding it more difficult to obtain financing and results of operations have been dramatically impacted. As a result, it may be more difficult for us to consummate a business combination with a target business in the financial services industry.

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

Governmental and self-regulatory organizations, the Investment Dealers Association and the Mutual Fund Dealers Association, the SEC, the FINRA and national securities exchanges such as the NYSE Amex and the New York Stock Exchange, impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers, broker-dealers and investment advisers. For example, U.S.

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

In addition, insurance companies are subject to extensive regulation and supervision in the jurisdictions in which they do business. For example, in the United States, state insurance departments have broad powers with respect to such things as: licensing companies to transact business; authorizing lines of business; imposing dividend limitations; licensing agents and distributors of insurance products; restricting companies’ ability to enter and exit markets; mandating certain insurance benefits; restricting companies’ ability terminate or cancel coverage; requiring companies to provide certain types of coverage; regulating premium rates, including the ability to increase premium rates; approving policy forms; regulating trade, marketing, sales and claims practices; imposing privacy requirements; establishing reserve requirements and solvency standards; restricting certain transactions between affiliates; and regulating the type, amounts and valuation of investments.

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

After consummation of our initial business combination in the financial services industry, we will compete with other firms—both domestic and foreign—on a number of factors, including the quality of our employees, transaction execution, our products and services, innovation, reputation and price. We may fail to attract new business and we may lose clients if, among other reasons, we are not able to compete effectively. We will also face significant competition as result of a recent trend toward consolidation in this industry. In the past several years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, since the passage of the Gramm-Leach-Bliley Act in 1999, which reduced barriers to banks providing a wide range of financial services, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products such as loans, deposit-taking and insurance, brokerage, investment management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure on other businesses. We believe, in light of increasing industry consolidation and the regulatory overhaul of the financial services industry, that competition will continue to increase from providers of financial services products.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTY.

We maintain our executive offices at 970 West Broadway, PMB 402, Jackson, Wyoming 83001. Jonathan J. Ledecky, our president and secretary, is providing this space to us at no charge. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, common stock and warrants are listed on the NYSE Amex under the symbols TCW.U, TCW and TCW.WS, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on October 23, 2007, and since the common stock and warrants commenced public trading on October 31, 2007.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2009:
First Quarter*	9.50	9.02	9.39	9.04	0.18	0.02
2008:
Fourth Quarter	9.45	8.85	9.05	8.60	0.30	0.06
Third Quarter	9.70	8.95	9.30	8.85	0.51	0.25
Second Quarter	9.95	9.45	9.29	8.99	0.70	0.41
First Quarter	10.2	9.65	9.20	8.97	1.09	0.54
2007:
Fourth Quarter (commencing October 2007)	10.19	9.85	9.14	8.90	1.20	1.00

*	Through March 11, 2009

Holders

As of March 11, 2009, there was 1 holder of record of our units, 13 holders of record of our common stock and 14 holders of record of our warrants.

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

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from October 31, 2007 through December 31, 2008 with the cumulative total return of companies comprising the Amex Composite Index (formerly the Amex Market Value Index) and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Amex Composite Index and the Dow Jones Industrial Average Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on our the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities and Use of Proceeds

In June 2007, we issued 11,500,000 shares of common stock to the individuals set forth below for $25,000 in cash, at a purchase price of $0.002 share. After giving retroactive effect to reflect the dividends described below, we effectively issued 13,800,000 units to such individuals, as follows:

Stockholders	Number of Units
Summit Trust	6,630,000
Jonathan J. Ledecky	6,030,000
Hat Tricks LLC	600,000
Kerry Kennedy	60,000
Robert B. Hersov	60,000
Edward J. Mathias	60,000
Richard Y. Roberts	60,000
Jimmie Lee Solomon, Jr.	60,000
Jay H. Nussbaum	60,000
Jim Gray	60,000
Richard A. Stein	60,000
Edward Hanson	60,000

On September 19, 2007, our board of directors authorized a dividend to our Founders of one warrant to purchase one share of common stock for each outstanding share of common stock. Each warrant entitles the registered holder to purchase one share of common stock at a price of $7.50 per share and expires on October 21, 2012. On September 21, 2007, Mr. Hanson transferred his units to Coronet Group Limited, an entity he controls, at their initial price of approximately $0.002 per share. On October 22, 2007, our board of directors authorized a dividend to our Founders of 0.2 units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock, for each outstanding unit. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to accredited individuals or entities.

Initial Public Offering

On October 25, 2007, we closed our IPO of 55,200,000 units, including 7,200,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. The units from the IPO (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $552,000,000. Citigroup Global Markets Inc. acted as lead manager for the IPO and Jefferies & Company, Ladenburg Thalmann & Co. Inc. and Broadband Capital Management LLC acted as co-manager for the IPO. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-146850). The Securities and Exchange Commission declared the registration statement effective on October 22, 2007.

We paid a total of $19,320,000 in underwriting discounts and commissions and $806,320 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, $536,930,000 (including $5,000,000 in proceeds from the sale of the sponsors’ warrants) was deposited into the trust account. The net proceeds deposited into the trust account remain on deposit in the trust account and have earned $12,012,640 in interest through December 31, 2008 of which $1,946,656 has not been released to us. We have used $4,053,584 of interest income to pay our tax obligations and have used $1,432,094 of the $6,000,000 of interest income available to us to fund our working capital requirements.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

	For the year ended December 31, 2008	For the period from June 8, 2007 (inception) through December 31, 2007
Total revenues	$—	$—
Loss from operations	(1,484,138)	(180,350)
Interest and dividend income	8,443,326	3,573,186
Net income	4,658,808	1,824,397
Earnings per share basic and diluted	0.08	0.07
Weighted average shares outstanding	52,440,001	26,554,952
Working capital	4,505,229	1,793,077
Total assets	543,786,567	540,426,916
Stockholders’ equity	381,718,898	377,644,087

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We were formed on June 8, 2007, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition stock purchase, reorganization or other similar business combination with one or more operating business in the financial services industry. We intend to utilize cash derived from the proceeds of our public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the year ended December 31, 2008, we had a net income of $4,658,808 consisting of $8,443,326 of dividend and interest income offset by $1,484,138 of formation and operating costs and $2,300,380 of provisions for income tax.

For the period from June 8, 2007 (inception) through December 31, 2007, we had a net income of $1,824,397 consisting of $3,573,186 of dividend and interest income offset by $180,350 of formation and operating costs and $1,568,439 of provisions for income tax.

Financial Condition and Liquidity

We consummated our initial public offering of 55,200,000 units, including 7,200,000 units subject to the underwriters’ over-allotment option, on October 25, 2007. Gross proceeds from our initial public offering were $552,000,000. As of December 31, 2008, we paid a total of $19,320,000 in underwriting discounts and commissions and $806,320 for other costs and expenses related to the offering and the over-allotment option. Simultaneously with the consummation of the IPO, we consummated the private sale of the 5,000,000 sponsors’ warrants at a price of $1.00 per sponsors’ warrant, generating total proceeds of $5,000,000. After deducting the underwriting discounts and commissions and the offering expenses, an amount of $536,930,000 (including the $5,000,000 in proceeds from the sale of the sponsors’ warrants) was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. These funds may not be sufficient to maintain the Company until a business combination is consummated.

As of December 31, 2008, we had working capital of $4,505,229 net of cash held in trust account of $538,876,656. From the date of consummation of our initial public offering, until such time as we effectuate a business combination, we may draw for use of working capital up to $6,000,000 of interest earned on the trust account, as well as any amounts necessary to pay our tax obligations. We have drawn from the trust account $1,432,094 for working capital and may draw up to an additional $4,567,906 for working capital. We have also drawn from the trust account $4,053,584 to pay tax obligations. We have $4,581,056 of interest available for working capital which has been classified as cash held in trust account, interest and dividends available for working capital and taxes on the balance sheet at December 31, 2008 in addition to prepaid taxes of $126,182.

In June 2007, Jonathan J. Ledecky, our president and secretary, and Eric J. Watson, our chairman of the board and treasurer, advanced an aggregate of $112,500 to us for payment on our behalf of offering expenses. On November 20, 2007, these loans were repaid following our initial public offering from the proceeds of the offering.

Going Concern and Management’s Plan and Intentions

Our only source of income to enable us to continue to fund our search for an acquisition candidate is the interest and dividends we earn on our cash held in the Trust Account. These funds may not be sufficient to maintain us until a Business Combination is consummated. Pursuant to our Certificate of Incorporation, if we are unable to consummate a timely Business Combination prior to October 22, 2009, we would have to liquidate and return the funds held in the Trust Account to the holders of shares issued in the Offering. There can be no assurance that we will enter into a Business Combination prior to October 22, 2009. These factors raise substantial doubt about our ability to continue as a going concern. The audited financial statements do not include any adjustment that might result from the outcome of these uncertainties.

Our Critical Accounting Policies

Our financial statements and the notes to our financial statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on our results of operations or financial condition.

The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Audit Committee. The following critical accounting policies are not intended to be a comprehensive list of all of the Company's accounting policies or estimates.

Use of Estimates

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

Income Taxes

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a frame work for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The adoption did not have a material impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Opinion for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities too choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159. The adoption did not have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in- process research and development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any business acquired in the future.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” and No. 157-2 “Effective Date of FASB Statement No. 157,” which respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSP’s) was effective for us beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on our results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by us. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. We do not expect them to have a material impact on our results of operations or financial condition. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which we adopted as of January 1, 2008, in cases where a market is not active. We have considered FSP 157-3 in our determination of estimated fair values as of December 31, 2008, and the impact was not material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected. Management is evaluating the potential effect this guidance may have on our financial condition and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With GAAP,” SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on our results of operations, financial condition or liquidity.

In June 2008, FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two- class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on our results of operations, financial condition or liquidity.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2008, our president (principal executive officer) and treasurer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on management’s assessment and those criteria, our management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This Report includes an attestation report on our internal control over financial reporting, issued by Marcum & Kliegman LLP, the registered public accounting firm that audited the financial statements included herein. The attestation report appears following Item 15 of this Report and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

For the three month period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Eric J. Watson	49	Chairman of the Board and Treasurer
Jonathan J. Ledecky	51	President, Secretary and Director
Robert B. Hersov	48	Director
Edward J. Mathias	67	Director
Kerry Kennedy	49	Director
Richard Y. Roberts	57	Director
Jimmie Lee Solomon, Jr.	53	Director
Jay H. Nussbaum	65	Director
Richard A. Stein	49	Director
Edward Hanson	33	Director
Jim Gray	49	Director

Eric J. Watson has been our chairman of the board and treasurer since our inception. From July 2005 until December 2007, Mr. Watson served as the chairman of the board and treasurer of Endeavor Acquisition Corp., an NYSE Amex listed blank check company formed to acquire an operating business. Endeavor Acquisition Corp. consummated its business combination with American Apparel, Inc. on December 12, 2007. Mr. Watson has also been the chairman of the board and treasurer of Victory Acquisition Corp., a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in any industry other than the franchising, financial services or healthcare industries, since its inception in January 2007. Since January 1995, Mr. Watson has been the executive chairman of, and interests associated with him own, Cullen Investments Limited, an international private investment company which has its origins in a start up founded by Mr. Watson through which he has actively invested his own capital in a range of successful mergers and acquisitions. Mr. Watson and his associated interests have a substantial portfolio comprising interests in the fashion retail, financial services, real estate, sports and entertainment sectors. Cullen Investments interests include ownership of Bendon, an international manufacturer and retailer of women’s lingerie whose prestige brands include the licensed Elle Macpherson Intimates and Stella McCartney labels. Another major investment held by interests associated with Mr. Watson is a 50% ownership of the Hanover Group, one of the largest privately owned financial services business in New Zealand with operations extending to the United States and Australia. In 1998, Logan Corporation, an entity owned by Cullen Investments, invested in publicly listed Wall Group (formerly Pacific Retail Group or “PRG”). PRG was listed on the New Zealand Stock Exchange until 2006, and operated several consumer focused companies. These included Noel Leeming Group, a New Zealand specialty appliance retail chain, Pacific Retail Finance Limited, a New Zealand consumer finance business, and Bendon. PRG acquired PRG PowerHouse Limited (“PowerHouse”), a specialty appliance retail chain in the United Kingdom in September 2003, at which time Logan Corporation was a majority stockholder in publicly listed PRG. Mr. Watson was then and remains a director of PRG, but has not at any time been an executive officer of PRG. In August 2006, PowerHouse, as a result of adverse market conditions and increasing losses, was placed in administration under United Kingdom law, a process similar to a United States bankruptcy proceeding. The administrator determined that the best course of action with respect to PowerHouse was to close its stores and realize the assets for the benefit of its creditors. Subsequently, at the end of April 2007, PowerHouse was placed into liquidation by the administrator. In addition, PRG had provided guarantees in respect of certain debts owed by PowerHouse to its creditors. Due to an unforeseen material deterioration in the outcome of the Powerhouse administration, PRG is no longer in a position to satisfy, in full, the claims of its creditors. Accordingly, PRG’s creditors approved a compromise with PRG in September 2007 in respect of their debts. PRG was privatized by Logan Corporation in 2006. Prior to founding Cullen Investments, Mr. Watson was the founding chairman and largest stockholder of Blue Star Group, a retail and distribution group he founded in January 1992. In 1996, Blue Star Group was sold to U.S. Office Products, a diversified supplier of a broad range of office products and business services to corporate customers. Until August 1999, Mr. Watson continued as executive chairman of Blue Star Group, a wholly-owned subsidiary of U.S. Office Products after the acquisition. Following the acquisition of Blue Star Group by U.S. Office Products, Mr. Watson served as a director of McCollam Printers from July 1997 to June 1998. Prior to serving with U.S. Office Products, Mr. Watson held several positions with Xerox Corporation, an office products company, including president of operations for Australasia. Mr. Watson received a diploma of general management from Auckland University.

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

Edward J. Mathias has been a member of our board of directors since our inception. Mr. Mathias was involved with the founding of The Carlyle Group, a global private equity firm headquartered in Washington, DC. He has been a managing director since January 1994 and presently serves as an Investment Committee member for a number of Carlyle’s partnerships. Previously, Mr. Mathias served on the management committee and board of directors of T. Rowe Price Associates, Inc., an investment management organization where he was employed from 1971 to December 1993. He was a director of Endeavor Acquisition Corp. from July 2005 to December 2007. He has also been a director of NexCen Brands, formerly Aether Systems, since June 2002, Victory Acquisition Corp. since January 2007 and Allied Capital Corp. since January 2009. Mr. Mathias also serves on The Howard Hughes Institute’s Investment Advisory Committee. Mr. Mathias received an M.B.A. from The Harvard Business School where he is on The Board of Dean’s Advisors and a B.A. from The University of Pennsylvania where he is currently a trustee and member of The Penn Investment Board which oversees the University’s endowment.

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

Jimmie Lee Solomon, Jr. has been a member of our board of directors since our inception. Mr. Solomon has been affiliated with Major League Baseball since July 1991 as executive director of minor league operations, senior vice president of baseball operations and most recently since June 2005 as executive vice president of baseball operations. From June 1981 to June 1991, he was a lawyer at Baker & Hostetler, LLP where he counseled a variety of clients including Major League Baseball, the National Football League Management Council and the United States Football League front office personnel. Mr. Solomon has been a director of Victory Acquisition Corp. since January 2007. Mr. Solomon is also on the board of directors for the NAACP Legal Defense and Education Fund, Inc. He has previously served on the board of directors for the Greater Washington Boys and Girls Club and has served as an advisory board member for Elementary Baseball, Inc. He has also served as a member of the Diversity Task Force for Women’s Sports Foundation. Mr. Solomon received a B.A. from Dartmouth College and a J.D. from Harvard Law School.

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

Edward Hanson has been a member of our board of directors since our inception. Mr. Hanson is a Director of Babcock & Brown (UK) Limited. Babcock & Brown is a principal investment firm headquartered in Sydney and Mr. Hanson has worked in the London office since 1997. He also runs the private equity fund, Babcock & Brown Global Partners, which he raised in July 2005. Babcock & Brown invest in asset backed businesses around the world. From 1996 to 1997, Mr. Hanson worked at Cavill White Securities, an investment bank in New Zealand. Mr. Hanson is a member of the board of directors of BGP Investment S.à r.l., a European real estate joint venture that pursues a range of property related activities including the acquisition and management of new assets and selected development projects. Mr. Hanson is also on the board of Corvus Capital, an AIM listed investment company. Mr. Hanson received a Bachelor of Commerce from the University of Auckland in New Zealand.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In October 2007, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Triplecrown Acquisition Corp., 970 West Broadway, PMB 402, Jackson, Wyoming 83001.

Corporate Governance

Nominating Committee

Effective October 2007, we established a nominating committee of the board of directors, which consists of Kerry Kennedy, as chairman, and Jimmie Lee Solomon, Jr., each of whom is an independent director under the NYSE Amex’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

Audit Committee

Effective October 2007, we established an audit committee of the board of directors, which consists of Edward J. Mathias, as chairman, Jay H. Nussbaum and Richard Y. Roberts, each of whom is an independent director under the NYSE Amex’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE Amex listing standards. The NYSE Amex listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NYSE Amex that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Edward J. Mathias satisfies the NYSE Amex’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 11, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Jonathan J. Ledecky	6,630,000	(2)	9.6%

Eric J. Watson	6,630,000	(3)	9.6%

Jay H. Nussbaum	60,000	(4)	*

Kerry Kennedy(5)	60,000	(4)	*

Robert B. Hersov(6)	60,000	(4)	*

Edward J. Mathias(7)	60,000	(4)	*

Richard Y. Roberts(8)	60,000	(4)	*

Jimmie Lee Solomon, Jr.(9)	60,000	(4)	*

Jim Gray(10)	60,000	(4)	*

Richard A. Stein(11)	60,000	(4)	*

Edward Hanson(12)	60,000	(4)	*

Fir Tree, Inc.(13)	6,341,200	(14)	9.2%

Israel A. Englander(15)	6,275,127	(16)	9.1%

QVT Financial LP(17)	6,520,108	(18)	9.5%

HBK Investments L.P.(19)	4,062,656	(20)	5.9%

All directors and executive officers as a group (seven individuals)	13,800,000	(21)	20.0%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is 970 West Broadway, PMB 402, Jackson, Wyoming 83001.
(2)	Does not include 9,130,000 shares of common stock issuable upon exercise of warrants that are not exercisable and will not become exercisable within 60 days.
(3)	Represents shares of common stock held by Summit Trust, a trust established for the benefit of Mr. Watson and his beneficiaries. Does not include 9,130,000 shares of common stock issuable upon exercise of warrants that are not exercisable and will not become exercisable within 60 days.
(4)	Does not include 60,000 shares of common stock issuable upon exercise of warrants that are not exercisable and will not become exercisable within 60 days.
(5)	Ms. Kennedy’s business address is c/o Robert F. Kennedy Center, 1367 Connecticut Avenue N.W., Suite 200, Washington, D.C. 20036.

(6)	Mr. Hersov’s business address is NetJets Europe, Ltd., Grundstrasse 12, 6343 Rotkreuz, Switzerland.
(7)	Mr. Mathias’ business address is c/o The Carlyle Group, 1001 Pennsylvania Avenue, NW, Washington, DC 20004.
(8)	Mr. Roberts’ business address is Roberts, Raheb & Gradler, 805 15th Street, NW, Suite 1101, Washington, DC 20005.
(9)	Mr. Solomon’s address is P.O. Box 265, New York, New York 10163.
(10)	Mr. Gray’s business address is P.O. Box 774, Pacific Palisades, California 90272.
(11)	Mr. Stein’s business address is 435 S. Washington Street, Falls Church, Virginia 22046.
(12)	Mr. Hanson’s business address is c/o Babcock & Brown Limited, 53 Davies Street, London WIK 5JH.
(13)	The business address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.
(14)	Represents 3,906,258 shares of common stock held by Fir Tree SPAC Holdings 1, LLC (“SPAC Holdings 1”), 1,641,138 shares of common stock held by Fir Tree SPAC Holdings 2, LLC (“SPAC Holdings 2”) and 793,804 shares of common stock held by Fir Tree Value Master Fund, L.P. Fir Tree, Inc. is the investment manager for each of these entities. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 11, 2009.
(15)	Mr. Englander’s business address is 666 Fifth Avenue, New York, New York 10103.
(16)	Represents 4,030,806 shares of common stock held by Integrated Core Strategies (US) LLC (“ICS”) and 2,244,321 shares of common stock held by Millenco LLC (“Millenco”). Israel A. Englander is the managing member of Millenium Management LLC, which is the manager of Millenco and the general partner of Integrated Holding Group LP (“IHG”). IHG is the managing member of ICS. Does not include 7,260,493 shares issuable on the exercise of warrants held by ICS and 646,200 shares issuable upon the exercise of warrants held by Millenco. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 12, 2009.
(17)	The business address of QVT Financial LP is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.
(18)	Represents 5,500,988 shares of common stock owned by QVT Fund LP, 587,613 shares of common stock owned by Quintessence Fund L.P. and 431,507 shares held for a third party account. QVT Financial LP is the investment manager of each of these funds. The foregoing information was derived a Schedule 13G/A filed with the SEC on February 6, 2009.
(19)	The business address of HBK Investments L.P. is 300 Crescent Court, Suite 700, Dallas, Texas 75201.
(20)	HBK Investments L.P. has delegated discretion to vote and dispose of its securities to HBK Services LLC (“Services”). Services may, from time to time, delegate discretion to vote and dispose of certain of the securities to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, and/or HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P. Does not include 75,000 shares of common stock issuable upon exercise of warrants that are not exercisable and will not become exercisable within 60 days. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 9, 2009.
(21)	Does not include 18,800,000 shares of common stock issuable upon exercise of warrants that are not exercisable and will not become exercisable within 60 days.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In June 2007, we issued 11,500,000 shares of common stock to the individuals set forth below for $25,000 in cash, at a purchase price of $0.002 share. After giving retroactive effect to reflect the dividends described below, we effectively issued 13,800,000 units to such individuals, as follows:

Stockholders	Number of Shares
Summit Trust	6,630,000
Jonathan J. Ledecky	6,030,000
Hat Tricks LLC	600,000
Kerry Kennedy	60,000
Robert B. Hersov	60,000
Edward J. Mathias	60,000
Richard Y. Roberts	60,000
Jimmie Lee Solomon, Jr.	60,000
Jay H. Nussbaum	60,000
Jim Gray	60,000
Richard A. Stein	60,000
Edward Hanson	60,000

On September 19, 2007, our board of directors authorized a dividend to our Founders of one warrant to purchase one share of common stock for each outstanding share of common stock. Each warrant entitles the registered holder to purchase one share of common stock at a price of $7.50 per share and expires on October 21, 2012. On September 21, 2007, Mr. Hanson transferred his units to Coronet Group Limited, an entity he controls, at their initial price of approximately $0.002 per share. On October 22, 2007, our board of directors authorized a dividend to our Founders of 0.2 units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock, for each outstanding unit. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to accredited individuals or entities.

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

Simultaneously with our IPO, Eric J. Watson and Jonathan J. Ledecky purchased 5,000,000 sponsors’ warrants (for a total purchase price of $5,000,000) from us. The sponsors’ warrants are identical to the warrants underlying the units sold in the IPO except that the warrants will not be transferable or salable by the purchasers (except in certain limited circumstances such as to relatives and trusts for estate planning purposes, providing the transferee agrees to be bound by the transfer restrictions) until we complete a business combination and if we call the warrants for redemption, the sponsors warrants will not be redeemable so long as such warrants are held by the purchasers or their affiliates, including any permitted transferees. The holders of the majority of these sponsors’ warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to the registration rights agreement referred to above. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after we consummate a business combination. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Director Independence

The NYSE Amex requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

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

Audit Fees

During the year ended December 31, 2008, fees for our registered public accounting firm were $85,000 for the services they performed in connection with our Annual Report for the fiscal year ended December 31, 2007 and for the three Quarterly Reports for the fiscal quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

During the period from June 8, 2007 (inception) through December 31, 2007, fees for our independent registered public accounting firm were $70,000 for the services they performed in connection with our IPO, including the financial statements included in the Form 8-K filed with the Securities and Exchange Commission on October 29, 2007.

Audit-Related Fees

During 2008 and 2007 there were no fees billed for audit-related services provided by our independent registered public accounting firm other than those set forth above.

Tax Fees

During 2008, we were billed $3,900 for tax services, principally the preparation of income tax returns. For 2007, our independent registered public accounting firm did not render any services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2008 and 2007, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until October 2007, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, all services render since October 2007 were pre-approved by our audit committee. In addition, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Certificate of Incorporation.(1)

3.2	By-laws.(1)

4.1	Specimen Unit Certificate.(1)

4.2	Specimen Common Stock Certificate.(1)

4.3	Specimen Warrant Certificate.(1)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.1	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Jonathan J. Ledecky.(1)

10.2	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Eric J. Watson.(1)

10.3	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Jay H. Nussbaum.(1)

10.4	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Kerry Kennedy.(1)

10.5	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Robert Hersov.(1)

10.6	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Edward J. Mathias.(1)

Exhibit No.	Description
10.7	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Jimmie Lee Solomon, Jr.(1)

10.8	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Jim Gray.(1)

10.9	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.10	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(1)

10.11	Form of Letter Agreement between Ironbound Partners and Registrant regarding administrative support.(1)

10.12	Form of Promissory Note issued to each of Jonathan J. Ledecky and Eric J. Watson.(1)

10.13	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)

10.14	Form of Warrant Purchase Agreements among Citigroup Global Markets Inc. and each of Jonathan J. Ledecky and Eric J. Watson.(1)

10.15	Letter Agreement among the Registrant and the Initial Stockholders.(1)

10.16	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Richard Y. Roberts.(1)

10.17	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Richard A. Stein.(1)

10.18	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Edward Hanson.(1)

10.19	Form of Letter Agreement between Ironbound Partners Fund LLC and Registrant regarding administrative support.(1)

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee charter.(1)

99.2	Nominating Committee charter.(1)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-146850).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Stockholders

of Triplecrown Acquisition Corp.

We have audited Triplecrown Acquisition Corp.’s (a development stage enterprise) (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Triplecrown Acquisition Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Triplecrown Acquisition Corp. as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and for the periods from June 8, 2007 (inception) through December 31, 2008 and December 31, 2007 of Triplecrown Acquisition Corp. and our report dated March 12, 2009 includes an explanatory paragraph as to Triplecrown Acquisition Corp.’s ability to continue as a going concern on those financial statements.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP

Melville, New York

March 12, 2009

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

Form 10-K

Index to Financial Statements

Report of independent registered public accounting firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2008 and December 31, 2007	F-3

Statements of Income for the year ended December 31, 2008, and for the period from June  8, 2007 (inception) through December 31, 2007, and for the period from June 8, 2007 (inception) through December 31, 2008

F-4

Statement of Changes in Stockholders’ Equity for the period from June 8, 2007 (inception) through December 31, 2008	F-5

Statements of Cash Flows for the year ended December 31, 2008 and for the period from June  8, 2007 (inception) through December 31, 2007 and for the period from June 8, 2007 (inception) through December 31, 2008

F-6

Notes to Financial Statements	F-7–F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Triplecrown Acquisition Corp.

We have audited the accompanying balance sheets of Triplecrown Acquisition Corp. (a development stage enterprise) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2008, and for the periods from June 8, 2007 (inception) through December 31, 2008 and December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s certificate of incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination (as defined) prior to October 22, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triplecrown Acquisition Corp. (a development stage enterprise) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the periods from June 8, 2007 (inception) through December 31, 2008 and 2007, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (Unites States), Triplecrown Acquisition Corp’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP

Melville, New York

March 12, 2009

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$111,606	$296,913
Cash held in trust account, interest and dividends available for working capital and taxes (including accrued interest receivable of $1,539,038 as of December 31, 2007)	4,707,238	3,178,633
Other current assets	91,067	21,370

Total current assets	4,909,911	3,496,916

Trust account, restricted
Cash held in trust account	538,747,464	536,930,000
Accrued interest receivable, trust account	129,192	—
Total trust account, restricted	538,876,656	536,930,000
Total assets	$543,786,567	$540,426,916

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$404,682	$135,400
Income taxes payable	—	1,568,439

Total liabilities	404,682	1,703,839

Common Stock, subject to possible conversion, 16,559,999 shares at conversion value	161,662,987	161,078,990

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 160,000,000 shares; total issued and outstanding 69,000,000 shares, (less 16,559,999 shares, subject to possible conversion)	5,244	5,244
Additional paid-in capital	375,230,449	375,814,446
Income accumulated during development stage	6,483,205	1,824,397

Total stockholders’ equity	381,718,898	377,644,087

Total liabilities and stockholders’ equity	$543,786,567	$540,426,916

The accompanying notes are an integral part of these financial statements

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

Statements of Income

`	For the year ended December 31, 2008	For the period from June 8, 2007 (inception) through December 31, 2007	For the period from June 8, 2007 (inception) through December 31, 2008
Revenue	$—	$—	$—
Formation and operating costs	1,484,138	180,350	1,664,488

Loss from operations	(1,484,138)	(180,350)	(1,664,488)
Interest and dividend income	8,443,326	3,573,186	12,016,512

Income before provision for income taxes	6,959,188	3,392,836	10,352,024
Provision for income taxes	(2,300,380)	(1,568,439)	(3,868,819)

Net income	4,658,808	1,824,397	6,483,205
Accretion of trust account income relating to common stock subject to possible conversion	(583,997)	—	(583,997)

Net income attributable to other common stockholders	$4,074,811	$1,824,397	$5,899,208

Weighted average number of common shares outstanding excluding shares subject to possible conversion basic and diluted	52,440,001	26,554,952

Basic and diluted net income per share attributable to other common stockholders	$0.08	$0.07

The accompanying notes are an integral part of these financial statements

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

Statement of Changes in Stockholders’ Equity

For the Period from June 8, 2007

(inception) through December 31, 2008

	Common Stock		Additional paid-in Capital	Income accumulated during development stage	Total stockholders’ equity
	Shares	Amount
Balance, June 8, 2007 (inception)	—	$—	$—	$—	$—
Issuance of stock to initial stockholders at $0.002 per share	13,800,000	1,380	23,620	—	25,000
Sale of 55,200,000 units, net of underwriters’ discount and offering expenses of $20,126,320 (includes 16,559,999 shares subject to possible conversion)	55,200,000	5,520	531,868,160	—	531,873,680
Proceeds subject to possible conversion of 16,559,999 shares	—	(1,656)	(161,077,334)	—	(161,078,990)
Proceeds from issuance of sponsor warrants	—	—	5,000,000	—	5,000,000
Net income for the period June 8, 2007 (inception) through December 31, 2007	—	—	—	1,824,397	1,824,397

Balance, December 31, 2007	69,000,000	5,244	375,814,446	1,824,397	377,644,087
Accretion of trust account income relating to common stock subject to possible conversion for the year ended December 31, 2008	—	—	(583,997)	—	(583,997)
Net income for the year ended December 31, 2008	—	—	—	4,658,808	4,658,808

Balance, December 31, 2008	69,000,000	$5,244	$375,230,449	$6,483,205	$381,718,898

The accompanying notes are an integral part of these financial statements

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

Statement of Cash Flows

	For year ended December 31, 2008	For the period from June 8, 2007 (inception) through December 31, 2007	For the period from June 8, 2007 (inception) through December 31, 2008
Cash flows from operating activities
Net income	$4,658,808	$1,824,397	$6,483,205
Adjustments to reconcile net income to cash provided by operating activities
Changes in operating assets and liabilities:
Other current assets	(69,697)	(21,370)	(91,067)
Income taxes payable	(1,568,439)	1,568,439	—
Accounts payable and accrued expenses	269,282	135,400	404,682

Net cash provided by operating activities	3,289,954	3,506,866	6,796,820

Cash flows from investing activities
Cash held in trust account, restricted	(2,075,848)	(536,930,000)	(539,005,548)
Cash held in trust account—interest and dividend income available for working capital and taxes	(1,399,413)	(3,178,633)	(4,578,046)

Net cash used in investing activities	(3,475,261)	(540,108,633)	(543,583,894)

Cash flows from financing activities
Proceed from issuance of stock to initial stockholders	—	25,000	25,000
Proceeds from notes payable, stockholders	—	112,500	112,500
Repayments of notes payable, stockholders	—	(112,500)	(112,500)
Gross proceeds from issuance of sponsors’ warrants	—	5,000,000	5,000,000
Gross proceeds from initial public offering and over-allotments options	—	552,000,000	552,000,000
Payment of offering costs	—	(20,126,320)	(20,126,320)

Net cash provided by financing activities	—	536,898,680	536,898,680

Net (decrease) increase in cash	(185,307)	296,913	111,606
Cash at beginning of the period	296,913	—	—

Cash at end of the period	$111,606	$296,913	$111,606

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$3,995,000	$—	$3,995,000

The accompanying notes are an integral part of these financial statements

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

Notes to Financial Statements

Note 1 – Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration

Triplecrown Acquisition Corp. (the “Company”) was incorporated in Delaware on June 8, 2007 as a blank check company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses in the financial services industry (“Business Combination”).

All activity from June 8, 2007 (inception) through October 25, 2007 relates to the Company’s formation and the Company’s initial public offering, (“Offering”) described below. Since October 26, 2007, the Company has been searching for a target business to acquire. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective October 22, 2007. The Company consummated the Offering on October 25, 2007 and received gross proceeds of $552,000,000 and $5,000,000 from the sale of Sponsors’ Warrants on a private placement basis (see Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. The Business Combination must be with a target business that has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition and operate in the financial services industry. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $536,930,000 (or approximately $9.73 per unit) of the net proceeds of the Offering and the sale of the Sponsors’ Warrants (see Note 2) is being held in a trust account (“Trust Account”) and is invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

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

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

Notes to Financial Statements (cont.)

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

Going Concern and Management’s Plan and Intentions

As of December 31, 2008, excluding Cash held in the Trust Account-restricted of $538,876,656, the Company had working capital of $4,505,229. The Company’s only source of income, to enable it to continue to fund its search for an acquisition candidate, is the interest and dividends it earns on its cash held in the Trust Account. These funds may not be sufficient to maintain the Company until a Business Combination is consummated. Pursuant to its Certificate of Incorporation, if the Company is unable to consummate a timely Business Combination prior to October 22, 2009, the Company would have to liquidate pursuant and return the funds held in the Trust Account to the holders of shares issued in the Offering. There can be no assurance that the Company will enter into a Business Combination prior to October 22, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The audited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less to be cash equivalents.

Earnings Per Share

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”)

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

Notes to Financial Statements (cont.)

were computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 16,559,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings, such earnings as applicable are accrued to the value of the common stock subject to conversion. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 74,000,000 outstanding Warrants issued in connection with the Public Offering and the Private Placement described in Note 2 has not been considered in the diluted earnings per share calculation since the exercise of the Warrants are contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with SFAS 128.

Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk,” requires disclosure of significant concentrations of credit risks regardless of the degree of risk. At December 31, 2008, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in a U.S. Treasury-only money market fund at JPMorgan Private Bank. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurances limits.

Fair Value of Financial Instruments

The carrying value of cash, cash held in Trust Account and accrued expenses are reasonable estimates of the fair values due to their short-term maturity.

Cash Held in Trust Account-restricted

The Company considers the restricted portion of the funds held in the Trust Account as being a non-current asset. A current asset is one that is reasonably expected to be used to pay current liabilities, such as accounts payable or short-term debt or to pay current operating expenses, or will be used to acquire other current assets. Since the acquisition of a business is principally considered to be a long-term purpose, with long-term assets such as property and intangibles typically being a major part of the acquired assets, the Company has reported the funds anticipated to be used in the acquisition as a non-current asset. In addition, the Company has recorded interest receivables of $129,192 as a non-current asset as December 31, 2008. The Trust Account has earned more than $6 million, which is the maximum amount allowance to be used for working capital purposes.

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

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

Notes to Financial Statements (cont.)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

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

Income Taxes

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Management did not record the impact of deferred income taxes as they were deemed immaterial.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a frame work for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The adoption did not have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Opinion for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities too choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159. The adoption did not have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

Notes to Financial Statements (cont.)

reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any business acquired in the future.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In December 2008, the FASB issued FSP SFAS No. 140-4 and FASB Interpretation Number (FIN) No. 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS No. 140-4 and FIN No. 46R-8). This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the company’s involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after Dec. 15, 2008. Accordingly, The Company had adopted FSP SFAS 140-4 and FIN No. 46R-8. The adoption of this pronouncement is not expected to have a significant effect on its financial statements.

In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and No. 157-2 (“Effective Date of FASB Statement No. 157,” which remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSP’s) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

Notes to Financial Statements (cont.)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With GAAP,” SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two- class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2 – Initial Public Offering

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

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

Notes to Financial Statements (cont.)

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

Note 3 – Offering Costs

Offering costs incurred through October 25, 2007 were charged to capital at the time of the closing of the Offering.

Note 4 – Notes Payable, Stockholders

The Company issued two unsecured promissory notes for $62,500 and $50,000 (a total of $112,500) to two Initial Stockholders, who are also officers and directors of the Company, as of June 18, 2007. The notes are non-interest bearing and became payable upon the consummation of the Offering. These notes were repaid as of November 20, 2007.

Note 5 – Commitments and Contingencies

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

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

Notes to Financial Statements (cont.)

The Company hired a consultant on March 20, 2008 to perform services through the earlier of March 20, 2009 or completion of a Business Combination. The Company will pay the consultant a base salary of £33,000 (approximately $50,000) per year. The Company will also issue 25,000 shares of the Company’s common stock to this consultant upon the closing of the initial Business Combination by the Company.

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

Note 6 – Preferred Stock

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

Note 7 – Common Stock

On September 19, 2007, the Company’s Board of Directors authorized a dividend of one warrant to purchase one share of common stock for each outstanding share of founders’ common stock. As a result, the Initial Stockholders effectively hold units (“Founders’ Units”).

Effective October 22, 2007, the Company’s Board of Directors authorized a unit dividend of 0.2 units for each outstanding unit. On October 22, 2007, the Company’s Board of Directors authorized an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of common stock from 75,000,000 shares of common stock with a par value of $.0001 to 160,000,000 shares of common stock with a par value of $.0001. All references in the accompanying financial statements as of December 31, 2008 and for the period June 8, 2007 (inception) to December 31, 2008 to the number of shares of common stock have been retroactively restated to reflect this transaction.

As of December 31, 2008, there were 74,000,000 shares of common stock outstanding for issuance upon exercise of warrants and the Sponsors’ Warrants.

Note 8 – Income Taxes

Effective June 8, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” ( “FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified its federal tax return and its state tax return in Wyoming as its “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

Notes to Financial Statements (cont.)

uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on June 8, 2007 the evaluation was performed for the 2008 and 2007 tax years. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. No liability for unrecognized tax benefits was required to be reported as at December 31, 2008 and 2007.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from June 8, 2007 (inception) through December 31, 2007 and for the year ended December 31, 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

Corporate taxes payable as of December 31, consisted of the following:

	2008	2007
Federal income tax	$—	$1,568,439

	$—	$1,568,439

The provision for income tax consists of the following:

	For the year ended December 31, 2008	For the period from June 8, 2007 (inception) through December 31, 2007
Current:
Federal	$2,300,380	$1,568,439
State and Local	—	—
Deferred
Federal	—	—
State and Local	—	—

Total provision for income taxes	$2,300,380	$1,568,439

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

Notes to Financial Statements (cont.)

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to income (loss) from continuing operations before provision for income taxes is as follows:

	For the year ended December 31, 2008	For the period from June 8, 2007 (inception) through December 31, 2007
Tax provision at statutory rate	34%	34%
Personal Holding Company taxes (net of federal tax benefit)	—	10%
Other	(1)%	2%

	33%	46%

Note 9. Unaudited Quarterly Financial Information

Following is a summary of the quarterly results of operations for the year ended December 31, 2008.

	For the three months ended March 31, 2008	For the three months ended June 30, 2008	For the three months ended September 30, 2008	For the three months ended December 31, 2008
Revenue	$—	$—	$—	$—
Operating Loss	(362,730)	(319,209)	(343,403)	(458,796)
Interest Income	3,530,645	1,976,161	2,071,917	864,603

Income (Loss) before Provision for Income Taxes	3,167,915	1,656,952	1,728,514	405,807
Provision for Income Taxes	1,002,120	567,744	591,632	138,884

Net Income (Loss)	2,165,795	1,089,208	1,136,882	266,923
Accretion of Trust Account Relating to Common Stock subject to Possible conversion	—	—	(378,787)	(205,210)

Net Income (Loss) Available (attributable) to Common Stockholders	$2,165,795	$1,089,208	$758,095	61,713

Weighted Average Shares Outstanding Basic and Diluted	52,440,001	52,440,001	52,440,001	52,440,001

Basic and Diluted Net Income (Loss) Per Share	$.04	.02	.01	.00

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

Notes to Financial Statements (cont.)

Following is a summary of the quarterly results of operations for the period June 8, 2007 (inception) through December 31, 2007.

	For the period June 8, 2007 (inception) through June 30, 2007	For the three months ended September 30, 2007	For the three months ended December 31, 2007
Revenue	$—	$—	$—
Operating Loss	—	(1,000)	(179,350)
Interest Income	—	360	3,572,826
Income (Loss) before Provision for Income Taxes	—	(640)	3,393,476
Provision for Income Taxes	—	—	(1,568,439)
Net Income (Loss)	—	(640)	1,825,037
Accretion of Trust Account Relating to Common Stock subject to Possible conversion	—	—	—
Net Income (Loss) Available (attributable) to Common Stockholders	$—	$(640)	1,825,037
Weighted Average Shares Outstanding Basic and Diluted	—	13,800,000	52,440,001
Basic and Diluted Net Income (Loss) Per Share	$—	$(.00)	$.03

Note 10. Subsequent Event

On February 10, 2009, the Company received notice from the NYSE Amex indicating that the Company was below certain additional continued listing standards of the exchange, specifically that the Company had not held an annual meeting of stockholders in 2008, as set forth in Section 704 of the Company Guide. The notification from the exchange indicated that the Company had until March 10, 2009 to submit a plan advising the exchange of action the Company would take to bring the Company into compliance with all continued listing standards by August 11, 2009. The Company submitted the plan on February 23, 2009. The exchange is now evaluating the plan and will make a determination as to whether the Company has made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards. If the plan is accepted, the Company will be able to continue listing, during which time the Company will be subject to continued periodic review by the exchange’s staff. If the Company’s plan is not accepted, the exchange could initiate delisting procedures against the Company.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March 2009.

TRIPLECROWN ACQUISITION CORP.

By:	/S/ JONATHAN J. LEDECKY
Jonathan J. Ledecky
President and Secretary
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ERIC J. WATSON Eric J. Watson	Chairman of the Board and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2009

/S/ JONATHAN J. LEDECKY Jonathan J. Ledecky	President, Secretary and Director (Principal Executive Officer)	March 11, 2009

/S/ JAY H. NUSSBAUM Jay H. Nussbaum	Director	March 11, 2009

/S/ KERRY KENNEDY Kerry Kennedy	Director	March 11, 2009

/S/ ROBERT B. HERSOV Robert B. Hersov	Director	March 11, 2009

/S/ EDWARD J. MATHIAS Edward J. Mathias	Director	March 11, 2009

/S/ RICHARD Y. ROBERTS Richard Y. Roberts	Director	March 11, 2009

/S/ JIMMIE LEE SOLOMON, JR. Jimmie Lee Solomon, Jr.	Director	March 11, 2009

/S/ JIM GRAY Jim Gray	Director	March 11, 2009

/S/ RICHARD A. STEIN Richard A. Stein	Director	March 11, 2009

/S/ EDWARD HANSON Edward Hanson	Director	March 11, 2009