Form 10-Q
period 2009-03-31
Triplecrown Acquisition Corp.
filed 2009-05-11
CIK 1405082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 11, 2009, 69,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Triplecrown Acquisition Corp.

(a development stage enterprise)

Form 10-Q

For The Quarter Ended March 31, 2009

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	3

Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2009 and 2008, and for the period from June 8, 2007 (inception) through March 31, 2009	4

Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period from June 8, 2007 (inception) through March 31, 2009	5

Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2009 and 2008, and for the period from June 8, 2007 (inception) through March 31, 2009	6

Notes to Unaudited Condensed Financial Statements	7-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-13

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	13

Item 4. Controls and Procedures	13-14

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6. Exhibits	15

Signatures	16

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

•	Potential ability to obtain additional financing to complete our initial business combination;

•	Limited pool of prospective target businesses;

•	The ability of our officers and directors to generate a number of potential investment opportunities;

•	Potential change in control if we acquire one or more target businesses for stock;

•	Our public securities’ potential liquidity and trading;

•	The delisting of our securities from the NYSE Amex or the ability to have our securities listed on the NYSE Amex following our initial business combination;

•	Use of proceeds not held in the trust account or available to us from interest and dividend income on the trust account balance; or

•	Financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”(refer to Part I, Item IA of the Company’s December 31, 2008 Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refers to Triplecrown Acquisition Corp. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

ii

Part I: Financial Information

Item 1 – Financial Statements (Unaudited)

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008
Assets

Current assets
Cash and cash equivalents	$213,912	$111,606
Cash held in trust account, interest and dividends available for working capital and taxes (including prepaid income taxes of $320,684 and $126,181 as of March 31, 2009 and December 31, 2008, respectively)	4,007,914	4,707,238
Other current assets	70,242	91,067

Total current assets	4,292,068	4,909,911

Trust account, restricted
Cash held in trust account, restricted	539,067,640	538,747,464
Accrued interest receivable, trust account, restricted	15,406	129,192

Total trust account restricted	539,083,046	538,876,656

Total assets	$543,375,114	$543,786,567

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$370,886	$404,682

Total current liabilities	370,886	404,682

Common stock, subject to possible conversion, 16,559,999 shares at conversion value	161,724,904	161,662,987

Commitment and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 160,000,000 shares; total issued and outstanding 69,000,000 shares, (less 16,559,999 shares, subject to possible conversion)	5,244	5,244
Additional paid-in capital	375,168,532	375,230,449
Income accumulated during development stage	6,105,548	6,483,205

Total stockholders’ equity	381,279,324	381,718,898

Total liabilities and stockholders’ equity	$543,375,114	$543,786,567

The accompanying notes are an integral part of these condensed financial statements.

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Operations

(unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the period from June 8, 2007 (inception) through March 31, 2009
Revenue	$—	$—	$—

Formation and operating costs	624,055	362,730	2,288,543

Loss from operations	(624,055)	(362,730)	(2,288,543)

Interest and dividend income	51,895	3,530,645	12,068,407

(Loss) income before (benefit from) provision for income taxes	(572,160)	3,167,915	9,779,864

(Benefit from) provision for income taxes	(194,503)	1,002,120	3,674,316

Net (loss) income	(377,657)	2,165,795	6,105,548

Accretion of trust account income relating to common stock subject to possible conversion	(61,917)	—	(645,914)

Net (loss) income attributable to other common stockholders	$(439,574)	$2,165,795	$5,459,634

Weighted average number of common shares outstanding excluding shares subject to possible conversion-basic and diluted	52,440,001	52,440,001

Basic and diluted net (loss) income per share attributable to other common stockholders	$(.01)	$.04

The accompanying notes are an integral part of these condensed financial statements.

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Changes in Stockholders’ Equity

(unaudited)

For the Period From June 8, 2007 (inception) through March 31, 2009

	Common Stock		Additional Paid-in Capital	Income Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance, June 8, 2007 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholders at $0.002 per share	13,800,000	1,380	23,620	—	25,000

Sale of 55,200,000 units, net of underwriters’ discount and offering expenses of $20,126,320 (includes 16,559,999 shares subject to possible conversion)	55,200,000	5,520	531,868,160	—	531,873,680

Proceeds subject to possible conversion of 16,559,999 shares	—	(1,656)	(161,077,334)	—	(161,078,990)

Proceeds from issuance of sponsors’ warrants at $1.00 per warrant	—	—	5,000,000	—	5,000,000

Net income for the period from June 8, 2007 (inception) through December 31, 2007	—	—	—	1,824,397	1,824,397

Balance, December 31, 2007	69,000,000	5,244	375,814,446	1,824,397	377,644,087

Accretion of trust account income relating to common stock subject to possible conversion for the year ended December 31, 2008	—	—	(583,997)	—	(583,997)

Net income for the year ended December 31, 2008	—	—	—	4,658,808	4,658,808

Balance, December 31, 2008	69,000,000	5,244	375,230,449	6,483,205	381,718,898

Accretion of trust account income relating to common stock subject to possible conversion for the period January 1, 2009 through March 31, 2009	—	—	(61,917)	—	(61,917)

Net loss for the three months ended March 31, 2009	—	—	—	(377,657)	(377,657)

Balance, March 31, 2009 (unaudited)	69,000,000	$5,244	$375,168,532	$6,105,548	$381,279,324

The accompanying notes are an integral part of these condensed financial statements.

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Cash Flows

(unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the period from June 8, 2007 (inception) through March 31, 2009
Cash flows from operating activities
Net (loss) income	$(377,657)	$2,165,795	$6,105,548
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Changes in operating assets and liabilities:
Other current assets	20,825	(41,128)	(70,242)
Income taxes payable	—	(597,880)	—
Accounts payable and accrued expenses	(33,796)	38,850	370,886

Net cash (used in) provided by operating activities	(390,628)	1,565,637	6,406,192

Cash flows from investing activities
Cash held in trust account, restricted	(206,390)	—	(539,212,238)
Cash held in trust account, interest and dividend income available for working capital and taxes	699,324	(1,830,499)	(3,878,722)

Net cash provided by (used in) investing activities	492,934	(1,830,499)	(543,090,960)

Cash flows from financing activities
Proceeds from issuance of stock to initial stockholders	—	—	25,000
Proceeds from notes payable, stockholders	—	—	112,500
Repayments of notes payable, stockholders	—	—	(112,500)
Gross proceeds from issuance of sponsors’ warrants	—	—	5,000,000
Gross proceeds from initial public offering and over-allotments options	—	—	552,000,000
Payment of offering costs	—	—	(20,126,320)

Net cash provided by financing activities	—	—	536,898,680

Net increase (decrease) in cash and cash equivalents	102,306	(264,862)	213,912
Cash and cash equivalents at beginning of the period	111,606	296,913	—

Cash and cash equivalents at end of the period	$213,912	$32,051	$213,912

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$3,995,000

Supplemental disclosure of non-cash transactions:
Accretion of trust account income relating to common stock subject to possible conversion	$61,917	$—	$645,914

The accompanying notes are an integral part of these condensed financial statements.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1 - Interim Financial Information, Organization, Business Operations, Going Concern Considerations And Significant Accounting Policies

Triplecrown Acquisition Corp.’s (the “Company”) (a development stage enterprise) unaudited condensed interim financial statements as of March 31, 2009, and for the three month periods ending March 31, 2009 and 2008, and for the period from June 8, 2007 (inception) through March 31, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2008 included in the Company’s Form 10-K filed on March 13, 2009. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2008 audited financial statements.

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

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1 - Interim Financial Information, Organization, Business Operations, Going Concern Considerations And Significant Accounting Policies (Continued)

Concentration of Credit Risk

Statement of Financial Accounting Standards (“SFAS”) No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At March 31, 2009, financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents held in trust. The Company maintains its cash balances in a U.S. Treasury - only money market fund at JP Morgan Private Bank. At times, the Company’s cash and cash held in the trust account may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurance limits.

Accretion of trust account relating to common stock subject to possible conversion

The Company records accretion of the income earned in the trust account relating to the common stock subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes. Since 30% (less one share) of the shares issued in the Offering are subject to possible conversion, the portion of the excess earnings related to those shares are reflected on the balance sheet as part of “Common stock subject to possible conversion” and is deducted from “Additional paid-in capital”. The portion of the excess earnings is also presented as a deduction from net (loss) income on the Statements of Operations to appropriately reflect the amount of net income which would remain available to the common stockholders who did not elect to convert their shares to cash.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Earnings Per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 16,559,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings, such earnings as applicable are accrued to the value of the common stock subject to conversion. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1 - Interim Financial Information, Organization, Business Operations, Going Concern Considerations And Significant Accounting Policies (Continued)

Earnings Per Share (continued)

No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 74,000,000 outstanding warrants issued prior to the Offering, in the Offering and in the private placement of sponsors’ warrants (“Sponsors’ Warrants”) simultaneously with the Offering has not been considered in the Diluted EPS calculation since the exercise of the warrants are contingent upon the occurrence of future events, and therefore, is not includable in the calculation of Diluted EPS in accordance with SFAS 128.

Recently Issued And Adopted Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion NO. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on the Company’s financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company has not determined the impact of the adoption of this staff position.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company has not determined the impact of the adoption of this staff position.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP FAS 141(R)-1) which provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies. FSP FAS 141(R)-1 is effective for all fiscal years beginning on or after December 15, 2008. FSP FAS 141(R)-1 will have an impact on the accounting for any business acquired in the future.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 2 - Commitments and Contingencies

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Interim Financial Statements and footnotes thereto contained in this report.

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

Results of Operations

For the three months ended March 31, 2009, we had a net loss of $377,657 after a benefit from income taxes of $194,503; and for the period from June 8, 2007 (inception) through March 31, 2009, we had net income of $6,105,548 after a provision for income taxes of $3,674,316. For the three months ended March 31, 2008 we had net income of $2,165,795 after a provision for income taxes of $1,002,120. We incurred formation and operating costs for the three months ended March 31, 2009 and 2008 and the period from June 8, 2007 (inception) through March 31, 2009, of $624,055, $362,730 and $2,288,543, respectively. These costs consisted primarily of professional and consulting fees, insurance, Delaware franchise taxes and costs associated with searching for a target business to acquire.

Financial Condition and Liquidity

We consummated our initial public offering of 55,200,000 units, including 7,200,000 units subject to the underwriters’ over-allotment option, on October 25, 2007. Gross proceeds from our initial public offering were $552,000,000. We paid a total of $19,320,000 in underwriting discounts and commissions and $806,320 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds including $5,000,000 from the sale of the sponsor warrants to us from the offering were $536,873,680, and an amount of $536,930,000 was deposited into the trust account.

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

As of March 31, 2009, we had working capital of $3,921,182. From the date of consummation of our initial public offering, until such time as we effectuate a business combination, we may draw for use of working capital up to $6,000,000 of interest and dividend income earned on the trust account, as well as any amounts necessary to pay our tax obligations. We have drawn from the trust account $2,032,344 for working capital and $4,192,916 for tax obligations (of which $320,684 is overpaid) and may draw up to an additional $3,646,972 for working capital needs in addition to any future tax payments.

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

Our certificate of incorporation requires that we take all actions necessary to liquidate in the event that we do not consummate a business combination within 24 months from the consummation of our initial public offering (October 24, 2009). In the event of a liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including assets deposited in the trust account) will be less than the offering price per unit in our initial public offering due to costs related to the initial public offering and since no value would be attributed to the warrants contained in the units sold.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2009, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes will have a severe affect on the results of operations. As of March 31, 2009, assets in the Trust account were invested in United States Government Treasury-Bills and earned interest at an effective annual rate of 0.05% for the quarter ended March 31, 2009.

ITEM 4 - CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and our principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

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

Dated: May 11, 2009

/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President (Principal Executive Officer), Secretary and Director

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)