Form 10-Q
period 2009-06-30
Triplecrown Acquisition Corp.
filed 2009-08-10
CIK 1405082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of August 10, 2009, 69,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Triplecrown Acquisition Corp.

(a development stage enterprise)

Form 10-Q

For The Quarter Ended June 30, 2009

			Page
Part I.	Financial Information
	Item 1.	Financial Statements
	Condensed Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008		3

	Condensed Statements of Operations (Unaudited) for the three months and six months ended June 30, 2009 and 2008, and for the period from June 8, 2007 (inception) through June 30, 2009		4

	Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period from June 8, 2007 (inception) through June 30, 2009		5

	Condensed Statements of Cash Flows (Unaudited) for six months ended June 30, 2009 and 2008, and for the period from June 8, 2007 (inception) through June 30, 2009		6-7

	Notes to Unaudited Condensed Financial Statements		8-13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	16

	Item 4.	Controls and Procedures	16

Part II.	Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

	Item 6.	Exhibits	17

Signatures			18

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

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” (refer to Part I, Item IA of the Company’s December 31, 2008 Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refers to Triplecrown Acquisition Corp. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

ii

Part I: Financial Information

Item 1 – Financial Statements (Unaudited)

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheets

	June 30, 2009 (Unaudited)	December 31, 2008
Assets

Current assets
Cash and cash equivalents	$—	$111,606
Cash held in trust account, interest and dividend income available for working capital and taxes (including prepaid income taxes of $360,139 and $126,181 in 2009 and 2008, respectively)	2,856,870	4,707,238
Deposit on contract	866,250	—
Other current assets	366,511	91,067

Total current assets	4,089,631	4,909,911

Trust account, restricted
Cash held in trust account, restricted	539,259,567	538,747,464
Accrued interest receivable, trust account, restricted	68,962	129,192

Total trust account restricted	539,328,529	538,876,656

Total assets	$543,418,160	$543,786,567

Liabilities and Stockholders’ Equity

Current liabilities
Cash overdraft	$505,574	$—
Accounts payable and accrued expenses	265,025	404,682

Total current liabilities	770,599	404,682

Common stock, subject to possible conversion, 16,559,999 shares at conversion value	161,798,549	161,662,987

Commitment and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 160,000,000 shares; total issued and outstanding 69,000,000 shares, (less 16,559,999 shares, subject to possible conversion)	5,244	5,244
Additional paid-in capital	375,094,887	375,230,449
Income accumulated during development stage	5,748,881	6,483,205

Total stockholders’ equity	380,849,012	381,718,898

Total liabilities and stockholders’ equity	$543,418,160	$543,786,567

The accompanying notes are an integral part of these condensed financial statements.

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Operations

(unaudited)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008	For the period from June 8, 2007 (inception) through June 30, 2009
Revenue	$—	$—	$—	$—	$—

Formation and operating costs	643,309	319,209	1,267,364	681,939	2,931,852

Loss from operations	(643,309)	(319,209)	(1,267,364)	(681,939)	(2,931,852)

Interest and dividend income	121,006	1,976,161	172,901	5,506,806	12,189,413

(Loss) income before (benefit from) provision for income taxes	(522,303)	1,656,952	(1,094,463)	4,824,867	9,257,561

(Benefit) provision for income taxes	(165,636)	567,744	(360,139)	1,569,864	3,508,680

Net (loss) income	(356,667)	1,089,208	(734,324)	3,255,003	5,748,881

Accretion of trust account income relating to common stock subject to possible conversion	(73,645)	—	(135,562)	—	(719,559)

Net (loss) income attributable to other common stockholders	$(430,312)	$1,089,208	$(869,886)	$3,255,003	$5,029,322

Weighted average number of common shares outstanding excluding shares subject to possible conversion-basic and diluted	52,440,001	52,440,001	52,440,001	52,440,001

Basic and diluted net (loss) income per share attributable to other common stockholders	$(0.01)	$0.02	$(0.02)	$0.06

The accompanying notes are an integral part of these condensed financial statements.

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Changes in Stockholders’ Equity

(unaudited)

For the Period From June 8, 2007 (inception) through June 30, 2009

	Common Stock		Additional Paid-in	Income Accumulated During	Total Stockholders’
	Shares	Amount	Capital	Development Stage	Equity
Balance, June 8, 2007 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholders at $0.002 per share	13,800,000	1,380	23,620	—	25,000

Sale of 55,200,000 units at $10.00 per unit, net of underwriters’ discount and offering expenses of $20,126,320 (includes 16,559,999 shares subject to possible conversion)	55,200,000	5,520	531,868,160	—	531,873,680

Proceeds subject to possible conversion of 16,559,999 shares	—	(1,656)	(161,077,334)	—	(161,078,990)

Proceeds from issuance 5,000,000 of sponsor warrants on October 25,2007	—	—	5,000,000	—	5,000,000

Net income for the period from June 8, 2007 (inception) through December 31, 2007	—	—	—	1,824,397	1,824,397

Balance, December 31, 2007	69,000,000	5,244	375,814,446	1,824,397	377,644,087

Accretion of trust account income relating to common stock subject to possible conversion for the year ended December 31, 2008	—	—	(583,997)	—	(583,997)

Net income for the year ended December 31, 2008	—	—	—	4,658,808	4,658,808

Balance, December 31, 2008	69,000,000	5,244	375,230,449	6,483,205	381,718,898

Accretion of trust account income relating to common stock subject to possible conversion for the period from January 1, 2009 through June 30, 2009	—	—	(135,562)	—	(135,562)

Net loss for the six months ended June 30, 2009	—	—	—	(734,324)	(734,324)

Balance, June 30, 2009 (unaudited)	69,000,000	$5,244	$375,094,887	$5,748,881	$380,849,012

The accompanying notes are an integral part of these condensed financial statements.

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended June 30, 2009		For the six months ended June 30, 2008	For the period from June 8, 2007 (inception) through June 30, 2009
Cash flows from operating activities
Net (loss) income		$(734,324)	$3,255,003	$5,748,881
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Changes in operating assets and liabilities
Other current assets		(275,444)	(29,724)	(366,511)
Prepaid income taxes		(233,958)	(211,698)	(360,139)
Income taxes payable		—	(1,568,439)	—
Accounts payable and accrued expenses		(139,657)	19,651	265,025

Net cash (used in) provided by operating activities		(1,383,383)	1,464,793	5,287,256

Cash flows from investing activities
Cash held in trust account, restricted		(451,873)	—	(539,328,529)
Cash held in trust account, interest and dividend income available for working capital and taxes		2,084,326	(1,760,678)	(2,496,731)
Deposit on contract		(866,250)	—	(866,250)

Net cash provided by (used in) investing activities		766,203	(1,760,678)	(542,691,510)

Cash flows from financing activities
Cash overdraft		505,574	—	505,574
Proceeds from issuance of stock to initial stockholders		—	—	25,000
Proceeds from notes payable, stockholders		—	—	112,500
Repayments of notes payable, stockholders		—	—	(112,500)
Gross proceeds from issuance of sponsors’ warrants		—	—	5,000,000
Gross proceeds from initial public offering and over-allotments options		—	—	552,000,000
Payment of offering costs		—	—	(20,126,320)

Net cash provided by financing activities		505,574	—	537,404,254

Net decrease in cash		(111,606)	(295,885)	—
Cash at beginning of the period		111,606	296,913	—

Cash at end of the period	$		$1,028	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes		$—	$1,750,000	$3,868,819

Triplecrown Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008	For the period from June 8, 2007 (inception) through June 30, 2009
Supplemental disclosure of non-cash transaction:
Accretion of trust account income relating to common stock subject to possible conversion	$135,562	$—	$719,559

The accompanying notes are an integral part of these condensed financial statements.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1 - Interim Financial Information, Organization, Business Operations, Going Concern Considerations And Significant Accounting Policies

Triplecrown Acquisition Corp.’s (the “Company”) (a development stage enterprise) unaudited condensed interim financial statements as of June 30, 2009, and for the three and six month periods ending June 30, 2009 and 2008, and for the period from June 8, 2007 (inception) through June 30, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2008 included in the Company’s Form 10-K filed on March 13, 2009. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2008 audited financial statements.

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

Going Concern and Management’s Plan and Intentions

The Company’s only source of income to enable it to continue to fund its search for an acquisition candidate is the interest and dividends it earns on its cash held in the Trust Account. These funds may not be sufficient to maintain the Company until a Business Combination is consummated. Pursuant to its Certificate of Incorporation, if the Company is unable to consummate a timely Business Combination prior to October 22, 2009, the Company would have to liquidate and return the funds held in the Trust Account to the holders of shares issued in the Offering. There can be no assurance that the Company will complete a Business Combination prior to October 22, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustment that might result from the outcome of these uncertainties.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1 - Interim Financial Information, Organization, Business Operations, Going Concern Considerations And Significant Accounting Policies (Continued)

Concentration of Credit Risk

At June 30, 2009, financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents held in trust. The Company maintains its cash balances in a U.S. Treasury - only money market fund at JP Morgan Private Bank. At times, the Company’s cash and cash held in the trust account may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurance limits.

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

Earnings Per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 16,559,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings, such earnings as applicable are accrued to the value of the common stock subject to conversion. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No.128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 74,000,000 outstanding warrants issued in connection with the Offering and the Private Placement has not been considered in the Diluted EPS calculation since the exercise of the warrants are contingent upon the occurrence of future events, and therefore, is not includable in the calculation of Diluted EPS in accordance with SFAS 128.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1 - Interim Financial Information, Organization, Business Operations, Going Concern Considerations And Significant Accounting Policies (Continued)

Recently Issued And Adopted Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010. The adoption of SFAS 167 is not expected to have an impact on our financial statements or results of operations.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supercede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to materially impact our financial statements or results of operations.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s Condensed financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s Condensed financial statements.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1 - Interim Financial Information, Organization, Business Operations, Going Concern Considerations And Significant Accounting Policies (Continued)

Recently Issued And Adopted Pronouncements (continued)

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s Condensed financial statements.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP FAS 141(R)-1”) which provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies. FSP FAS 141(R)-1 is effective for all fiscal years beginning on or after December 15, 2008. FSP FAS 141(R)-1 will have an impact on the accounting for any business acquired in the future.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). The statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 shall become effective June 15, 2009 for all subsequent reporting periods. The adoption of SFAS No. 165 did not have a material impact on the Company’s Condensed financial position or results of operation.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). This statement will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the codification will supersede all then-existing non SEC accounting and reporting standards. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 2 – Commitments and Contingencies

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

Note 3 – Amendment to Bylaws

On May 13, 2009, the Company announced through a press release that its board of directors approved an amendment to the Bylaws fixing the number of directors that shall constitute the Board at eleven and requiring approval by the holders of at least 85% of the outstanding shares of common stock of the Company in order for stockholders to amend this provision at any time prior to consummation by the Company of a Business Combination.

Note 4 – Income Taxes

During the three and six months ended June 30, 2009, the Company recorded a tax benefit of $165,636 and $360,139, respectively. The tax benefit was the result of current operating loss, which the Company expects to utilize.

Note 5 – Deposit on Contract

On June 27, 2009, in connection with a potential Business Combination, the Company and an entity controlled by the Company’s Chairman of the Board and Treasurer (“Related Party”) entered into a contract to purchase a certain piece of land (the “Property”). The total purchase price of the Property is $8,662,500 on which the Company paid a deposit of $866,250 (the “Deposit”).

Note 6 – Subsequent Events

On July 1, 2009, the Company entered into agreements with the Related Party pursuant to which the Related Party agreed to (i) repay the Deposit (see Note 5) to the Company if the Company is not able to enter into a definitive agreement for a Business Combination relating to the Property within a certain period of time and (ii) assume the Company’s obligations to pay the remaining purchase price for the Property if the Company is not able to complete the purchase of the Property for any reason whatsoever.

TRIPLECROWN ACQUISITION CORP.

(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 6 – Subsequent Events (Continued)

The Company has evaluated events that occurred subsequent to June 30, 2009 through August 10, 2009, the date on which these financial statements were issued. Except as discussed above, management concluded that no other events required disclosure in these financial statements.

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

Results of Operations

For the three months ended June 30, 2009 and 2008, we had a net (loss) income of $(356,667) and $1,089,208 after a (benefit) provision for income taxes of ($165,636) and $567,744; for the six months ended June 30, 2009 and 2008, we had a net (loss) income of $(734,324) and $3,255,003 after a (benefit) provision for income taxes of ($360,139) and $1,569,864, and for the period from June 8, 2007 (inception) through June 30, 2009, we had net income of $5,748,881 after a provision for income taxes of $3,508,680. We incurred formation and operating costs for the three months ended June 30, 2009 and 2008 of $643,309 and $319,209, for the six months ended June 30, 2009 and 2008 of $1,267,364 and $681,939, and for the period from June 8, 2007 (inception) through June 30, 2009, of $2,931,852. These costs consisted primarily of professional and consulting fees, and Delaware franchise taxes.

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

As of June 30, 2009, we had working capital of $3,319,032. From the date of consummation of our initial public offering, until such time as we effectuate a business combination, we may draw for use of working capital up to $6,000,000 of interest and dividend income earned on the trust account, as well as any amounts necessary to pay our tax obligations. We have drawn from the trust account $3,158,525 for working capital and $4,131,985 for tax obligations (of which $360,139 is overpaid) and may draw up to an additional $2,481,336 for working capital needs in addition to any future tax payments.

Given our limited sources of working capital and income there exists the possibility that we will not have sufficient capital to sustain us until a business combination can be consummated. In addition there can be no assurance that we will complete a business combination prior to October 22, 2009 and would therefore need to liquidate as described below. These factors raise substantial doubt as to our ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our certificate of incorporation requires that we take all actions necessary to liquidate in the event that we do not consummate a business combination prior to October 22, 2009. In the event of a liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including assets deposited in the trust account) will be less than the offering price per unit in our initial public offering due to costs related to the initial public offering and since no value would be attributed to the warrants contained in the units sold.

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

Recent Accounting Pronouncements

See Recently Issued and Adopted Pronouncements in Note 1 to the Unaudited Condensed interim financial statements in Item 1 for a description of recent accounting Pronouncements.

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2009, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes will have a severe affect on the results of operations. As of June 30, 2009, assets in the Trust account were invested in United States Government Treasury—Bills and earned interest at an effective annual rate of 0.0002% for the quarter ended June 30, 2009.

ITEM 4 – CONTROLS AND PROCEDURES.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and our principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

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

Dated: August 10, 2009

/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President (Principal Executive Officer), Secretary and Director

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)